Form 10-Q
period 2021-06-30
THUMZUP MEDIA Corp
filed 2021-08-13
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission File Number: 333-255624

Thumzup Media Corporation

(Exact name of registrant as Specified in its Charter)

Nevada	511210	85-3651036
(State or Other Jurisdiction of	(Primary Standard Industrial	(Internal Revenue Service
Incorporation or Organization)	Classification Code Number)	Employer Identification Number)

711 S Carson Street Suite 4 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(310) 237-2887

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [ ] No [X]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

5,754,500 shares of common stock issued and outstanding as of August 10, 2021.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Thumzup Media Corporation

June 30, 2021

Thumzup Media Corporation

Balance Sheets (Unaudited)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$570,280	$101,317
Restricted cash	83,500	100,000
Prepaid expenses and other current assets	47,416	10,000
Total current assets	701,196	211,317

Property and equipment, net	5,973	—
Intangible asset, trademarks	2,098	—

TOTAL ASSETS	$709,267	$211,317

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$—	$—
Accrued liabilities	9,218	2,004
Senior Secured Convertible Promissory Notes	215,000	215,000
Total current liabilities	224,218	217,004

Total liabilities	224,218	217,004

Stockholders' equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,754,500 and 5,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,755	5,000
Additional paid-in capital	718,746	(5,000)
Accumulated deficit	(239,451)	(5,687)
Total stockholders' equity (deficit)	485,049	(5,687)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$709,267	$211,317

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statements of Operation (Unaudited)

The Three and Six Months Ending June 30, 2021

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenue	$—	$—
Operating expenses:
Sales and marketing	1,150	2,121
Research and development	116,742	206,330
General and administrative	11,349	17,623
Depreciation expense	360	476
Total operating expenses	129,601	226,550
(Loss) income from operations	(129,601)	(226,550)
Other income (expenses)
Interest (expense)	(2,914)	(7,214)
Total other income (expenses)	(2,914)	(7,214)
Net income (loss) before income taxes	(132,515)	(233,764)
Provision for income taxes	—	—
Net (loss)	$(132,515)	$(233,764)
Earnings per common share - Basic and diluted	$(0.03)	$(0.04)
Weighted average common shares outstanding -Basic and diluted	5,064,558	5,616,704

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statement of Shareholders’ Equity (Deficit) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Retained Earnings/
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at October 27, 2020 (date of inception)	—	$—	$—	$—	$—
					—
Issuance of Founders' common stock	5,000,000	5,000	(5,000)	—	—

Net Loss				(5,687)	(5,687)

Balance at December 31, 2020	5,000,000	$5,000	$(5,000)	$(5,687)	$(5,687)

Common stock issued for advisory	30,000	30	(30)		—
Common Stock issued for investment	463,500	464	463,036		463,500
					—
Net Loss				(101,248)	(101,248)

Balance at March 31, 2021	5,493,500	$5,494	$458,006	$(106,935)	$356,564

Common stock issued for investment	261,000	261	260,739		261,000

Net Loss				(132,515)	(132,515)

Balance at June 30, 2021	5,754,500	$5,755	$718,745	$(239,451)	$485,049

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statement of Cash Flows (Unaudited)

For The Six Months Ending June 30, 2021

June 30, 2021

Cash flows from operating activities
Net loss	$(233,764)
Depreciation expense	476
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(37,416)
Accounts payable and accrued expenses	7,214
Notes payable to shareholders	—

Net cash used in operating activities	(263,490)

Cash flows from investing activities
Purchase of property and equipment	(6,449)
Purchase of intangible assets, Trademarks	(2,098)
Net cash used in investing activities	(8,547)

Cash flows from financing activities
Proceeds from issuance of Senior Secured Convertible Promissory Notes	724,500
Net cash provided by financing activities	724,500

Net increases in cash and restricted cash	452,463
Cash and restricted cash at the beginning of the year	201,317
Cash and restricted cash at the end of the year	$653,780

Supplemental disclosures of cash flow information:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Notes to Financial Statements (Unaudited)

June 30, 2021

Note 1 - Business Organization and Nature of Operations

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Carson City, Nevada. The Company is a pre-revenue software company dedicated to building an influencer community around its mobile app (“App”). Once fully developed, the App will generate scalable word-of-mouth product posts and recommendations for advertiser on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App will enable users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media accounts. For the advertiser, the Thumzup system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, have elected to comply with certain reduced public company reporting requirements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

Use of Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

The Company’s restricted cash consists of cash the Company is contractually obligated to maintain in accordance with the terms of its November 19, 2020, Note Purchase and Security Agreement (See note 4). The Company initially deposited $100,000 of the financing proceeds into an escrow with an attorney selected by the note Holders (See Note 4) to be used solely for costs associated with registering the Company’s shares issuable upon conversion of the notes. After legal and escrow costs, the balance may be used by the Company for general corporate purposes.

As of June 30, 2021, and December 31, 2020, the Company’s cash and cash equivalents consisted of $570,280 and $101,317, respectively, and $83,500 and $100,000, respectively, in restricted cash.

Prepaid Expenses

The Company’s prepaid expenses consists primarily of fees paid to legal counsel and accountants to assist in the registration of the Company’s common stock with the United States Securities Commission (“SEC”).

Property and Equipment

Property and equipment, which consists of computer equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives. Ordinary repair and maintenance costs are included in general and administrative expenses on our statement of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

The estimated useful life for computer equipment is three years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to computer equipment. Depreciation expense for the six months ended June 30, 2021 was $476.

Intangible assets

Intangible assets represent costs incurred in the pursuit of the acquisition of Trademarks. Upon successful completion of the registration of our Trademarks, the Company will amortize using a straight-line method consistent with the expected future cash flows related to the intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable.

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. No impairment has been recorded as of June 30, 2021

Research and Development Costs

Research and development expenses primarily consist of outside contractor costs related to engineering, design and development of a working prototype ThumzupTM App. Generally accepted accounting principles define research costs as a planned search or investigation to discover new knowledge with the hope that the results will eventually be useful in creating new products or services or significant improvements in existing products or services. Capitalization of research and development costs for software begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. For the six months ended June 30, 2021, research and development costs for software were expensed when incurred as they related to the initial product development stage for our ThumzupTM App.

Income Taxes

The Company utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740. ASC 740 considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that rate.

The Company has no tax positions as of June 30, 2021 and December 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the six months ending June 30, 2021, the Company recognized no interest and penalties.

Note 3 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has not yet established profitable operations and has incurred losses since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds not provided by operations through loans or through sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is a pre-revenue, software and services company that relies on short-term debt and equity funding for its operations. At June 30, 2021 and December 31, 2020, the Company had a cash balance of $570,280 and $101,317, and the Company used $246,990 to fund operating activities for the six months ended June 30, 2021. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

Note 4 - Senior Secured Convertible Promissory Notes

On November 19, 2020, the Company issued $215,000 in Senior Secured Convertible Promissory Notes (“Senior Notes”). The Senior Notes mature on November 21, 2021 and accrue interest at eight (8%) per annum. Accrued interest maybe paid quarterly or converted in to shares of common stock.

The Company’s borrowings are subject to a Note Purchase and Security Agreement (“Agreement”) which, among other things, contains certain covenants. In accordance with the Agreement, the Company secures the Senior Notes with all of the Company’s intellectual property now or hereafter owned or created by or on behalf of the Company’s founding shareholders to operate the Company’s business. The Company’s founding shareholders stock (“Founders’ Stock”) is pledged as additional collateral to secure the terms and covenants of the Agreement and the other Financing Agreements. The Founders’ Stock is held in escrow with legal counsel selected by the Senior Note holders (“Holders”).

The founding shareholders (“Founders”) have agreed to take no salaries, consulting fees, loans or payment of any kind from the Company until after full satisfaction of each of the following conditions: (1) registration of the shares underlying the Senior Notes with the SEC” on Form S-1; (2) obtaining a trading symbol from FINRA or its successor; (3) listing of the Company’s shares of common stock (“Common Stock”) for trading on OTCQB or a national securities exchange such as Nasdaq; (4) completing an equity raise of at least $3 million at a pre-money valuation for the Company of at least $10 million; and (5) timely having made all periodic and other filings required of a “reporting” company with the SEC for a period of not less than 12 months.

The Company may prepay all or any portion of the Senior Notes, after providing 30 days prior written notice, at the Company’s option, pro rata to each Holder, by paying one hundred thirty percent (130%) of (1) the then outstanding principal amount plus (2) accrued and unpaid interest on that principal amount. If pre-payment is offered, the Holders may elect to convert into shares of Common Stock instead of accepting pre-payment. In the event the Company repays the Senior Notes, a Holder, shall have a right, for a period of 12 months from such repayment date, to acquire up to that number of shares of Common Stock of the Company that results from dividing the principal amount of prepaid Note by $0.11 per share, which will be adjusted for any stock splits and recapitalizations.

At any time while the Senior Notes are outstanding, and at the sole option of a Holder, the Senior Notes may be converted into shares of the Common Stock, at $0.001 par value per share of the Company, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified.

A Holder is not entitled to convert any portion of the Senior Note in excess of that portion of the Senior Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates and (2) the number of conversion shares issuable upon the conversion would result in beneficial ownership by a Holder and its affiliates of more than 4.50% of the then outstanding shares of Common Stock.

The per share conversion price into which principal and interest outstanding will be convertible into shares of Common Stock hereunder shall be equal to $0.11 cents per share. The Agreement contains a protection feature (commonly referred to as a “Down Round”); whereupon any issuance by the Company of Common Stock, or a security that is convertible into Common Stock, at a price lower than a net receipt to the Company of $0.11 per share, then the conversion price will be adjusted to equal the lower price per share. The Company has accounted for the Down Round as a contingent beneficial feature and will record a benefit to a Holder, if and, when a conversion price adjustment occurs.

Note 5 – Shareholders’ Equity

The Company is authorized to issue 100 million shares of common stock $0.001 per share. As June 30, 2021 and December 31, 2020, the Company had 5,754,500 and 5,000,000 shares issued and outstanding. The shares were issued as follows: 3,500,000 shares to Robert Steele (Founder and CEO) and 1,500,000 shares to Daniel Lupinelli (Founder). The Founders’ common stock is pledged as collateral on the Senior Secured Convertible Promissory Notes (See Note 4). The Founders have agreed to take no salaries, consulting fees, loans or payment of any kind from the Company until after full satisfaction of each of the following conditions: (i) registration of the shares underlying the senior secured convertible promissory notes with the United States Securities Commission (“SEC”) on Form S-1; (ii) obtaining a trading symbol from FINRA or its successor,; (iii) listing of the Company’s shares of common stock for trading on OTCQB or a national securities exchange such as Nasdaq; (iv) completing an equity raise of at least $3 million at a pre-money valuation for the Company of at least $10 million; and (v) timely having made all periodic and other filings required of a “reporting” company with the SEC for a period of not less than 12 months.

The Company issued 30,000 shares of common stock to its legal counsel in January 2021, at par value per share of $0.001, pursuant to an engagement letter entered into in December 2020, and sold 724,500 shares of common stock at $1.00 per share (par value $0.001 per share) to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended, during the six months ended June 30, 2021.

Note 6 – Contingencies

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus a pandemic. First identified in late 2019 and now known as COVID-19, the outbreak has impacted hundreds of thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak that have impacted global business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, but the Company continues to monitor the situation. No impairments were recorded as of the balance sheet date; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows, and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no other events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sections of this Form 10-Q, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this quarterly report on , those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

·	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, supply chain disruptions and other impacts to the business;

·	our ability to raise capital when needed and on acceptable terms and conditions;

·	our ability to manage credit and debt structures from debt holders;

·	our ability to generate revenues and manage the growth of our business;

·	competitive pressures;

·	general economic conditions;

·	our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

·	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above-mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

INTRODUCTION

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated October 27, 2019, under the laws of the State of Nevada, and its headquarters are located in Carson City, Nevada. The Company is a pre-revenue software company dedicated to building an influencer community around its mobile app (“App”). Once fully developed, the App will generate scalable word-of-mouth product posts and recommendations for advertiser on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App will enable users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media accounts. For the advertiser, the Thumzup system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, have elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations or generated revenue. For the three months ended June 30, 2021, we incurred $132,515 in net losses due to $116,742 in software research and development expenses, $1,150 in marketing expenses, $11,349 in general and administrative expenses, $2,917 in interest expense and $360 in depreciation expense.

For the six months ended June 30, 2021, we incurred $233,764 in net losses due to $206,330 in software research and development expenses, $2,121 in marketing expenses, $17,623 in general and administrative expenses, $7,214 in interest expense and $476 in depreciation expense.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no other events to disclose.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has not yet established profitable operations and has incurred losses since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds not provided by operations through loans or through sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is a pre-revenue, software and services company that relies on short-term debt and equity funding for its operations. At June 30, 2021 and December 31, 2020, the Company had a cash balance (net of restricted cash) of $570,280 and $101,317, and the Company used $246,990 to fund operating activities for the six months ended June 30, 2021.

The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021

The following table set forth certain selected unaudited statement of operations data for the three months ended June 30, 2021 (the Company was formed in October 2020).

Operating expenses	$129,601
Loss from operations	(129,601)
Net loss from continuing operations	(132,515)
Net loss per common share	$(0.03)

Operating expenses

For the six months ended June 30, 2021, the Company recognized a total of $226,550 in operating expenses. The operating expenses were comprised of $206,330 in software research and development expenses, $2,121 in marketing expenses, $17,623 in general and administrative expenses and $476 in depreciation expense.

Other expenses

For the three months ended June 30, 2021, the Company had $2,914 in interest expense related to the senior secured convertible promissory notes.

Net Loss from operations

The Company realized a net loss from operations of $132,515 for the three months ended June 30, 2021.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2021

The following table set forth certain selected unaudited statement of operations data for the six months ended June 30, 2021 (the Company was formed in October 2020).

Operating expenses	$226,550
Loss from operations	(226,550)
Net loss from continuing operations	(233,764)
Net loss per common share	$(0.04)

Operating expenses

For the six months ended June 30, 2021, the Company recognized a total of $226,550 in operating expenses. The operating expenses were comprised of $206,330 in software research and development expenses, $2,121 in marketing expenses, $17,623 in general and administrative expenses and $476 in depreciation expense.

Other expenses

For the six months ended June 30, 2021, the Company had $7,214 in interest expense related to the senior secured convertible promissory notes.

Net Loss from operations

The Company realized a net loss from operations of $233,764 for the six months ended June 30, 2021.

Liquidity and capital resources

As of June 30, 2021, the Company had cash in the amount of $653,780, of which $83,500 was restricted, compared to cash in the amount of $201,317, of which $100,000 was restricted, as of December 31, 2020. As of June 30, 2021, the Company had a stockholders’ equity of $485,049 compared to a stockholders’ deficit of $5,687, as of December 31, 2020.

The Company’s accumulated deficit was $239,451 and $5,687 as of June 30, 2021 and December 31, 2020, respectively.

For the six months ending June 30, 2021, the Company’s operations resulted in net cash used of $246,990.

Net cash used in in investing activities for the six months ending June 30, 2021 was $6,449, used to purchase computer equipment.

Net cash used in in investing activities for the six months ending June 30, 2021 was $6,449, used to purchase computer equipment, and $2,098 used to acquire intangible assets, Trademarks.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is committed to improving financial organization. As part of this commitment, management and the Board perform reviews of the Company’s policies and procedures as they relate to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will continue to focus on developing and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company believes that there are no current lawsuits or litigation.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form S-1 Registration Statement, filed with the Commission on June 23, 2021 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2021, the Company did not issue any unregistered securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2021.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Steele
Robert Steele
Chief Financial Officer
(Principal Financial/Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/	Chief Executive Officer	08/13//21
Robert Steele

/s/ Robert Steele	Chief Financial Officer	08/13/21
Robert Steele

