Form 10-Q
period 2021-09-30
THUMZUP MEDIA Corp
filed 2021-10-29
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Common Stock, $0.001 per share

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X ]	Smaller reporting company [X] Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [ ] No [X]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

5,754,500 shares of common stock issued and outstanding as of October 22, 2021.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Thumzup Media Corporation

September 30, 2021

Thumzup Media Corporation

Balance Sheets (Unaudited)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$243,914	$101,317
Restricted cash	83,500	100,000
Prepaid expenses and other current assets	104,543	10,000
Total current assets	431,957	211,317

Property and equipment, net	5,253	—
Intangible asset, trademarks	2,098	—
Other assets	18,093	—
TOTAL ASSETS	$457,401	$211,317

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities	$53,346	$2,004
Senior Secured Convertible Promissory Notes	215,000	215,000
Total current liabilities	268,346	217,004

Total liabilities	268,346	217,004

Stockholders' equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,754,500 and 5,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5,755	5,000
Additional paid-in capital	718,746	(5,000)
Accumulated deficit	(535,445)	(5,687)
Total stockholders' equity (deficit)	189,055	(5,687)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$457,401	$211,317

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statements of Operation (Unaudited)

The Three and Nine Months Ending September 30, 2021

	Three Months	Nine Months
Total revenue	$—	$—
Operating expenses:
Sales and marketing	1,882	4,003
Research and development	268,115	474,445
General and administrative	19,448	37,071
Depreciation expense	720	1,196
Total operating expenses	290,165	516,715
(Loss) income from operations	(290,165)	(516,715)
Other income (expenses)
Interest (expense)	(5,829)	(13,043)
Total other income (expenses)	(5,829)	(13,043)
Net income (loss) before income taxes	(295,994)	(529,758)
Provision for income taxes	—	—
Net (loss)	$(295,994)	$(529,758)
Earnings per common share - Basic and diluted	$(0.06)	$(0.09)
Weighted average common shares outstanding -Basic and diluted	5,367,274	5,616,704

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statement of Shareholders’ Equity (Deficit) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Retained Earnings/
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at October 27, 2020 (date of inception)	—	$—	$—	$—	$—
					—
Issuance of Founders' common stock	5,000,000	5,000	(5,000)	—	—

Net Loss				(5,687)	(5,687)

Balance at December 31, 2020	5,000,000	$5,000	$(5,000)	$(5,687)	$(5,687)

Common stock issued for advisory	30,000	30	(30)		—
Common Stock issued for investment	463,500	464	463,036		463,500

Net Loss				(101,248)	(102,627)

Balance at March 31, 2021	5,493,500	$5,494	$458,006	$(106,935)	$355,186

Common stock issued for investment	261,000	261	260,739		261,000

Net Loss				(132,515)	—

Balance at June 30, 2021	5,754,500	$5,755	$718,745	$(239,450)	$485,050

Net Loss				(295,994)	(295,994)

Balance at September 30, 2021	5,754,500	$5,755	$718,745	$(535,444)	$189,055

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statement of Cash Flows (Unaudited)

For The Nine Months Ending September 30, 2021

September 30, 2021

Cash flows from operating activities
Net loss	$(529,758)
Depreciation expense	1,196
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(94,543)
Other assets	7,214
Accounts payable and accrued expenses	51,342

Net cash used in operating activities	(573,356)

Cash flows from investing activities
Purchase of property and equipment	(6,449)
Purchase of intangible assets, Trademarks	(2,098)
Net cash used in investing activities	(8,547)

Cash flows from financing activities
Proceeds from issuance of Senior Secured Convertible Promissory Notes	724,500
Net cash provided by financing activities	724,500

Net increases in cash and restricted cash	142,597
Cash and restricted cash at the beginning of the year	101,317
Cash and restricted cash at the end of the year	$243,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Notes to Financial Statements (Unaudited)

September 30, 2021

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

As of September 30, 2021, and December 31, 2020, the Company’s cash and cash equivalents consisted of $243,914 and $101,317, respectively, and $83,500 and $100,000, respectively, in restricted cash.

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

The estimated useful life for computer equipment is three years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to computer equipment. Depreciation expense for the nine months ended September 30, 2021 was $1,196.

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

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. No impairment has been recorded as of September 30, 2021

Research and Development Costs

Research and development expenses primarily consist of outside contractor costs related to engineering, design and development of a working prototype ThumzupTM App. Generally accepted accounting principles define research costs as a planned search or investigation to discover new knowledge with the hope that the results will eventually be useful in creating new products or services or significant improvements in existing products or services. Capitalization of research and development costs for software begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. For the nine months ended September 30, 2021, research and development costs for software were expensed when incurred as they related to the initial product development stage for our ThumzupTM App.

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

The Company has no tax positions as of September 30, 2021 and December 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the nine months ending September 30, 2021, the Company recognized no interest and penalties.

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

The Company is a pre-revenue, software and services company that relies on short-term debt and equity funding for its operations. At September 30, 2021 and December 31, 2020, the Company had a cash balance of $243,914 and $101,317, and the Company used $573,356 to fund operating activities for the nine months ended September 30, 2021. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

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

Note 5 – Shareholders’ Equity

The Company is authorized to issue 100 million shares of common stock $0.001 per share. As September 30, 2021 and December 31, 2020, the Company had 5,754,500 and 5,000,000 shares issued and outstanding. The shares were issued as follows: 3,500,000 shares to Robert Steele (Founder and CEO) and 1,500,000 shares to Daniel Lupinelli (Founder). The Founders’ common stock is pledged as collateral on the Senior Secured Convertible Promissory Notes (See Note 4). The Founders have agreed to take no salaries, consulting fees, loans or payment of any kind from the Company until after full satisfaction of each of the following conditions: (i) registration of the shares underlying the senior secured convertible promissory notes with the United States Securities Commission (“SEC”) on Form S-1; (ii) obtaining a trading symbol from FINRA or its successor,; (iii) listing of the Company’s shares of common stock for trading on OTCQB or a national securities exchange such as Nasdaq; (iv) completing an equity raise of at least $3 million at a pre-money valuation for the Company of at least $10 million; and (v) timely having made all periodic and other filings required of a “reporting” company with the SEC for a period of not less than 12 months.

The Company issued 30,000 shares of common stock to its legal counsel in January 2021, at par value per share of $0.001, pursuant to an engagement letter entered into in December 2020, and sold 724,500 shares of common stock at $1.00 per share (par value $0.001 per share) to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended, during the nine months ended September 30, 2021.

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

INTRODUCTION

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated October 27, 2020, under the laws of the State of Nevada, and its headquarters are located in Carson City, Nevada. The Company is a pre-revenue software company dedicated to building an influencer community around its mobile app (“App”). Once fully developed, the App will generate scalable word-of-mouth product posts and recommendations for advertiser on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

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

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations or generated revenue. For the three months ended September 30, 2021, we incurred $295,994 in net losses due to $268,118 in software research and development expenses, $1,882 in marketing expenses, $19,448 in general and administrative expenses, $5,829 in interest expense and $720 in depreciation expense.

For the nine months September 30, 2021, we incurred $529,758 in net losses due to $474,445 in software research and development expenses, $4,003 in marketing expenses, $37,071 in general and administrative expenses, $13,043 in interest expense and $1,196 in depreciation expense.

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

The Company is a pre-revenue, software and services company that relies on short-term debt and equity funding for its operations. At September 30, 2021 and December 31, 2020, the Company had a cash balance (net of restricted cash) of $243,914 and $101,317, and the Company used $573,356 to fund operating activities for the nine months ended September 30, 2021.

The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021

The following table set forth certain selected unaudited statement of operations data for the three months ended September 30, 2021 (the Company was formed in October 2020).

Operating expenses	$290,165
Loss from operations	(290,165)
Net loss from continuing operations	(295,994)
Net loss per common share	$(0.06)

Operating expenses

For the three months ended September 30, 2021, the Company recognized a total of $290,165 in operating expenses. The operating expenses were comprised of $268,115 in software research and development expenses, $1,882 in marketing expenses, $19,448 in general and administrative expenses and $720 in depreciation expense.

Other expenses

For the three months ended September 30, 2021, the Company had $5,829 in interest expense related to the senior secured convertible promissory notes.

Net Loss from operations

The Company realized a net loss from operations of $290,165 for the three months ended September 30, 2021.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2021

The following table set forth certain selected unaudited statement of operations data for the nine months ended September 30, 2021 (the Company was formed in October 2020).

Operating expenses	$516,715
Loss from operations	(516,715)
Net loss from continuing operations	(529,758)
Net loss per common share	$(0.09)

Operating expenses

For the nine months ended September 30, 2021, the Company recognized a total of $516,715 in operating expenses. The operating expenses were comprised of $474,445 in software research and development expenses, $4,003 in marketing expenses, $37,071 in general and administrative expenses and $1,196 in depreciation expense.

Other expenses

For the nine months ended September 30, 2021, the Company had $13,043 in interest expense related to the senior secured convertible promissory notes.

Net Loss from operations

The Company realized a net loss from operations of $516,715 for the nine months ended September 30, 2021.

Liquidity and capital resources

As of September 30, 2021, the Company had cash in the amount of $327,414, of which $83,500 was restricted, compared to cash in the amount of $201,317, of which $100,000 was restricted, as of December 31, 2020. As of September 30, 2021, the Company had a stockholders’ equity of $189,055 compared to a stockholders’ deficit of $5,687, as of December 31, 2020.

The Company’s accumulated deficit was $535,445 and $5,687 as of September 30, 2021 and December 31, 2020, respectively.

For the nine months ending September 30, 2021, the Company’s operations resulted in net cash used of $573,356.

Net cash used in in investing activities for the nine months ending September 30, 2021 was $6,449, used to purchase computer equipment and to acquire intangible assets, Trademark, of $2,098.

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

There are presently no material pending legal proceedings to which the Company, any executive officer, or any owner of record or beneficially of more than five percent of any class of voting securities is a party, or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2021, the Company did not sell any unregistered securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2021.

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

Signature	Title	Date
/s/	Chief Executive Officer	10/29/21
Robert Steele

/s/ Robert Steele	Chief Financial Officer	10/29/21
Robert Steele

