Form 10-K
period 2021-12-31
THUMZUP MEDIA Corp
filed 2022-03-17
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-255624

Thumzup™ Media Corporation

(Exact name of registrant as specified in its charter)

Nevada	85-3651036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S Carson Street Suite 4 Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

(310) 237-2887

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The Company’s common stock is not quoted on a national exchange. As of the date of this filing, Company’s common stock is listed on the OTC Markets with a trading symbol of “TZUP” but trades by appointment or not at all. Therefore, the Registrant cannot, without unreasonable effort and expense, establish assumptions which can reasonably calculate or estimate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021 or as of the date hereof.

As of March 17, 2022, there were 6,120,171 shares of the registrant’s common stock outstanding.

THUMZUP™ MEDIA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Thumzup™,” and “the Company” refer to Thumzup™ Media Corporation, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 2IE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect, intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target, would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding:

●	future financial position;

●	business strategy;

●	budgets, projected costs, and plans;

●	future industry growth;

●	financing sources;

●	the impact of litigation, government inquiries and investigations; and

●	all other statements regarding our intent, plans, beliefs, or expectations or those of our directors or officers.

These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Incorporation by Reference

The Commission allows us to incorporate by reference the information we file with it. This means that we can disclose information to you by referring you to those documents. The documents that have been incorporated by reference are an important part of this annual report, and you should review that information in order to understand the nature of any investment by you in our common shares. We are incorporating by reference the documents listed below:

·	Our 424B-1 filing on July 12, 2021.

 RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled "Risk Factors" included under Part I, Item 1A of this Annual Report, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Relating to Our Business

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are an early-stage pre-revenue company with an untested business plan which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a Going Concern.

Our independent registered public accounting firm’s reports for the years ended December 31, 2021 and 2020 have raised substantial doubt as to our ability to continue as a “going concern.”

The outbreak of COVID-19 and its variants may have a significant negative impact on our business, sales, results of operations and financial condition.

We may not generate sufficient cash flows to cover our operating expenses.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We are dependent on third parties to, among other things, maintain our servers, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.

We are dependent on key personnel the loss of whose services would have a materially adverse effect on our business.

We have not yet established brand identity and customer loyalty.

We cannot assure that our Thumzup app will commercially accepted by advertisers and users.

A better financed competitor may enter our marketplace, cause our market share or acceptance rates to plummet and adversely affect our ability to sustain viable operations.

Our ability to succeed will depend on the ability of our management to control costs.

Our officers and director do not devote full time to the affairs of the Company and could allocate their time and attention to other business ventures which may not benefit the Company.

Risks Related to our Common Stock

An active trading market for our common stock may not develop.

Should an active market for our shares develop our stock price may be volatile and fluctuate widely, which could result in substantial losses to investors and litigation.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

We are controlled by a small group of our existing shareholders, whose interests may differ from other shareholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a shareholder.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

ITEM 1. BUSINESS.

Overview

General

As used herein, “we,” “us,” “our,” the “Company,” “Thumzup™,” means Thumzup™ Media Corporation unless otherwise indicated. Thumzup™ operates in a single business segment which is social media marketing. Thumzup™ has a mobile iPhone and Android applications called “Thumzup™” that connects brands and people who use and love these brands. For the advertiser, Thumzup™ incentivizes real people to become content creators and post authentic valuable posts on social media about the advertiser and its products.

Thumzup™ was incorporated October 27, 2020, under the laws of the State of Nevada. Its headquarters are located in Carson City, Nevada. We have never been the subject of any bankruptcy or receivership. We have never engaged in any material reclassification, merger, or consolidation of the company. We have not acquired or disposed of any material amount of assets except in the normal course of business.

Thumzup™ seeks to capitalize on industry-wide gig economy and business democratization trends. Immense value and opportunity have been created through the democratization of ride sharing, hospitality finance and other industries. Thumzup™ tools are designed to facilitate this democratization trend for the consumer and the advertiser within the online advertising space.

Thumzup™ has built the technology to support an influencer and “gig” economy community around its Thumzup™ mobile app. This technology and community is designed to generate scalable authentic product posts and recommendations for advertisers on social media. It is designed to connect advertisers with individuals who are willing to tell their friends about the advertisers’ products online and offline.

Social Media Marketing Software Technology

The Thumzup™ mobile app enables users, also referred to as creators, to select from brands advertising on the app and get paid to post about the advertiser on social media. Once the Thumzup™ creator selects the brand and takes a photo using the Thumzup™ app, the Thumzup™ app posts the photo and a caption to the creator’s social media accounts. The advertiser then reviews and approves the post for payment and the creator can cash out whenever they choose through popular digital payment systems. For the advertiser, the Thumzup™ system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

The average American adult is estimated to spend 7.5 hours a day using digital media in 2020.[1] The amount of daily usage has increased every year since 2008 and we believe the recent rate of increase is accelerating.[2] We empower businesses that want to interact with these creators. We provide tools and data so they can increase consumer awareness and expand their customer bases.

In the past decade, social media platforms like Instagram, Facebook, Twitter, Pinterest, and TikTok have achieved mass worldwide consumer acceptance and created hundreds of billions of dollars in shareholder value. This worldwide viral growth demonstrates that new social media platforms which present the right combination of experience and value, will attract creators who will invest significant amounts of time on compelling new platforms.

[1] https://www.statista.com/statistics/565628/time-spent-digital-traditional-media-usa/

[2] https://www.bondcap.com/report/itr19/

We are an early-stage entity building a new real-time platform to support the gig economy. We believe that acceptance of our app and revenue growth can be driven by our empowering everyday people to make money by posting about what they find to be enjoyable or attractive on social media. Thumzup™ in our view, is a conduit for advertisers to connect directly with consumers and we will need to secure enough advertisers to make our app an attractive platform for adoption, scalability and that the platform is interesting for the creators to return to on a regular basis. No assurance can be given that we will be able to achieve these results.

Our Industry—Influencer Marketing

We sell our services into the rapidly growing subset of online advertising called “influencer marketing”. As social media influencers become more plentiful and proven, advertising spending has increased in this space. Brands are estimated to spend up to $5 billion on influencer marketing by 2023[3]. Major brands recognize that having their happy customers post on social media is valuable.

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personalities. Some of these platforms have expanded to accommodate what they term as micro-influencers, people with 5,000 to 30,000 social media followers. In our opinion, none of these influencer platforms has entered the public consciousness and found mass adoption.

Nielsen’s study “Global Trust In Advertising” found that 83% of respondents say they completely or somewhat trust the recommendations of friends and family.[4] Influencer marketing content delivers 11 times higher return on investment than traditional forms of digital marketing, and approximately 66% of marketing firms now deploy influencer marketing.[5] In Mary Meeker’s 2019 Internet Trends report she highlighted that the primary reason people chose to make new e-commerce purchases was that the product had been recommended by a friend.[6]

·	Accounts with over a million followers currently can earn $10,000 to $15,000 for a single sponsored post (depending on its engagement).[7]

·	The key finding of our data is that as an influencer’s follower total rises, the rate of engagement (likes and comments) with followers decreases. Those with less than 1,000 followers, also referred to as nano influencers, generally received likes on their posts 8% of the time. Creators with over 10 million followers only received likes 1.6% of the time. There thus appears in our view a clear downward correlation between follower sizes and post likes.

·	Around 66% of marketers now use influencers.

·	Nearly half of U.S. marketers plan to increase their influencer budgets.

·	According to Chute, 64% of millennials recommend a product at least once a month through social media and one-third of millennials aspire to be or currently act as influencers.[8]

We have designed Thumzup™ “from the ground up” to make it easy for brands and service providers to activate people who are not professional influencers but who are passionate about the products, services, or establishments they enjoy or frequent and then are willing to relate those experiences to their friends and other social media followers. We have designed Thumzup™ app and advertiser dashboard with Apple-style simplicity and intuitive features to make participation by all individuals seamless with their existing use of social media.

[3] https://www.marketingcharts.com/charts/us-advertising-media-market-sizes-2019-vs-2023/attachment/pwc-us-ad-market-sizes-2019-2023-june2019

[4] https://www.nielsen.com/us/en/insights/report/2015/global-trust-in-advertising-2015/

[5] https://cdn2.hubspot.net/hubfs/1882019/TapInfluence/Resources/1009%20-%20Nielsen_Study_Case_Study.pdf

[6] https://www.scribd.com/document/413048704/Internet-Trends-2019#download&from_embed

[7] https://mediakix.com/blog/influencer-rates/

[8] https://www.marketingdive.com/news/social-nfluencer-marketing-evolution-2016/432185/

Our first product—Thumzup™ app

We operate in a single business segment which is social media marketing. Our mobile iPhone and Android applications called “Thumzup™” connects brands, products and services to the people who use and love these brands, products and services. For advertisers, Thumzup™ activates real people to post real product reviews and testimonials on social media which may enhance brand awareness, reach targeted consumers more directly and effectively while driving profitable traffic to their goods and services.

We are building an influencer and gig economy community around our Thumzup™ mobile app that will generate scalable authentic product posts and recommendations for advertisers on social media and create a technology platform making person-to-person advertising easy, cost-effective, and scalable. Our app and advertiser dashboard is designed to connect advertisers with individuals who are willing to promote their products online and offline.

Social Media Marketing Software Technology

Our Services

The Thumzup™ mobile app enables creators to select from brands advertising on the app and get paid to post about the advertiser on social media. Once the Thumzup™ creator selects the brand and takes a photo using the Thumzup™ app, the Thumzup™ app posts the photo and a caption to the creator’s social media accounts. The advertiser then reviews and approves the post for payment and the creator can cash out whenever they choose through popular digital payment systems. For the advertiser, the Thumzup™ system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

With the Thumzup™ app we are targeting and seeking to sign up everyday people and gig economy workers who like specific brands and present them with opportunities to be paid for posting about the brands on social media. We believe that our management team has the sales relationships, legal and technology expertise for our current level of development. We will need to add additional staff to rapidly grow our business.

Intellectual Property

We own the copyrights to the source code for the Thumzup™ applications on the iPhone iOS and Android operating mobile operating systems used on the majority of mobile phone and tablet devices. We also own the copyrighted source code for the “backend” system that administrates the Thumzup™ app, tracks payments and advertising campaigns.

On April 13, 2021, Thumzup™ Media Corporation filed application 90642789 with the U.S. Patent and Trademark Office to trademark "Thumzup™" and application 90642848 to trademark the Thumzup™ logo, with the latter published in the Trademark Official Gazette (TMOG) on March 1, 2022.

Business Model

Advertisers purchase a campaign on the Thumzup website. Once the advertiser approves a post for payment, the platform facilitates the payment to creators a monetary amount per screened post which may range from $ 1.00 to $1000.00. The Thumzup™ platform enables the advertiser to screen posts so that the advertiser only pays for posts that are commercially valuable and rewards creators for posts that have images and text that represent the advertiser in a positive manner.

Per Post Fee. Thumzup™ advertisers are charged a “Per Post Fee.” By way of illustration, an advertiser that buys 100,000 posts from Thumzup™, to pay out $10 per post to Thumzup™ creators, would purchase the posts for $12.00 each or $1,200,000.  The creators in this illustration would receive a total of $1,000,000 and Thumzup™ would retain $200,000 for its services.  The Thumzup™ platform would facilitate 100,000 posts for the advertiser from Thumzup™ creators sharing with their friends about their endorsed products on social media.

FTC disclosure

The Federal Trade Commission requires that paid posts are disclosed. Thumzup™ includes a disclosure in every post to comply with these FTC requirements.

Value Proposition

The Thumzup™ app is designed to generate scalable social media authentic social media content for advertisers. It is designed to connect advertisers with individuals who are willing to authentically promote their products online. We envision that many gig economy workers will be ideal candidates to become creators posting on Thumzup™. Imagine a gig economy driver waiting for their next fare who takes a moment to post about the good experience they had at their lunch spot where they are waiting. Imagine a gig economy worker on a laptop at a coffee shop doing a graphic design project from a gig economy site who takes a moment to post about the coffee shop where they are working on Thumzup™. We believe that Thumzup™ can readily provide extra income for this existing pool of gig economy workers. We believe these gig economy workers will be able to provide quality Thumzup™ posts on social media for which advertisers will be willing to pay.

Regulatory Compliance

       The Federal Trade Commission regulates and requires certain disclosures by social media influencers, specifying when disclosure is required, and how the disclosure should be presented. These rules are codified in the Code of Federal Regulations, 16 CFR Part 255. Specifically, the FTC requires that influencers disclose any financial, employment, personal, or family relationship with a brand. Influencers must disclose financial relationships and consideration paid including any money, discounted products or other benefits paid to the influencer. We plan on implementing compliance controls to ensure proper disclosure of all material relationships and consideration for an influencer’s endorsements.

We do not believe our compliance with existing FTC regulations will have a material effect on capital expenditures, earnings and competitive position of the company and its subsidiaries, for the current fiscal year and any other material future period

Thumzup™ App Workflow

For direct-to-consumer (DTC) brands, a customer might get a postcard in the box upon receiving a purchase in the mail. A postcard would inform the customer about the opportunity to get cashback by sharing a picture of the purchase with friends on social media. If the creator takes a picture of the postcard, a link to download the Thumzup™ app will appear on the customer’s phone. The illustration to the left and those below are intended as examples only and will not necessarily correlate to a final version or an amount. Actual wording and amounts will depend on agreements with advertisers, products or brands seeking recommendations and other market factors as may be assessed by management.

For physical stores and restaurants, we offer signage to make patrons aware that they can be paid to tell their friends about their positive experience in the store or restaurant.
When creators open the Thumzup™ app on their phones, they will reach a welcome screen which establishes the idea that they can get paid to post about brands, services and places they like with the app.

The Main screen appears after a creator enters the unique code we sent. The main screen enables each creator to easily select brands, nearby restaurants, and stores that will pay the Thumzup™ creator to post to friends and other followers about products and places recommended by the creator on social media.

The main screen has seven main areas where the creator can take action. There is what we call a “hamburger” menu in the upper left to access administrative functions and there is a balance due to the creator displayed on the upper right. Next, going down the screen there is a search bar, a map tool, a left to the right slider to select brands that will pay for posts, and an up and down slider to select locations nearby that will pay to post. The “hamburger” menu in the upper left gives the creator access to change bank or payment information, to link to social media, and to invite friends. The balance due to the creator number in the upper right has the total of monies pending and monies due but not yet transferred to the creator.

When creators select a brand or location tile from the main menu, the app enables them to take pictures of their enjoying the product or experience. The app then enables them to customize the caption that will be posted to social media. Once creators submit the pictures and captions, they get uploaded and displayed on the social media account of those creators.

Thumzup™ inserts the tag required to disclose that the post is a paid promotion. If the advertiser, in this case at left, a fictional brand called “Wearclick” has chosen to offer a discount code to the Thumzup™ creator’s friends on social media, that discount code gets embedded in the post along with the offer.

When the creator makes a new post, the post is reviewed by Thumzup™ on behalf of the client to assure that it meets community standards, does not include sexually explicit images or text, and that the post reflects the client in a commercially favorable light. For instance, if images are poorly lit or irrelevant to the brand, creators may be sent text messages to the creators giving them this feedback and explaining that the post is not due for payment.

When creators want to receive the money they have earned they tap on the PayMe! Selection on the app menu. The app then pays the creator via online payment systems, such as Venmo or Paypal, the amount due from all screened posts made by that creator.

The mobile app enables the creator to search for brands they like that will pay them to post. This is useful so that Thumzup™ creators can easily discover brands they like to post about. The app pays creators to post about brands.

In our opinion, paid posts from happy customers posting about brands and services they like offer attractive, compelling values to advertisers and creators compared to traditional online advertising because those posts should yield higher response rates. To date our clients have paid more than 75 creators between $5.00 and $10.00 each to post about our initial advertisers. This post, for example, received about 40 “likes” from an Instagram creator who has about 900 followers. That is a 4.4percent response rate which is about eight times the average response rate of Instagram ads.[9]

[9] https://blog.adstage.io/instagram-ads-cpm-cpc-ctr-

benchmarks#:~:text=The%20average%20click%2Dthrough%20rate,all%20the%20major%20ad%20networks

The system provides advertisers with quality control by enabling the advertiser to review posts to make sure that the posts meet community standards and are commercially useful to the advertiser. This helps reduce the number of people who may try to game the system to otherwise not use it properly. Thumzup™ creators can opt-in to receive text message from brands. This opt-in opportunity is valuable to brands because text messages  have higher visibility to potential customers than emails.[10]

The system enables “campaign spend” to be limited by a total dollar amount determined by the advertiser. Once the posts that the advertiser has paid for in a campaign have been posted and approved for payment, the campaign expires and the advertiser incurs no additional cost until it chooses  to increase the amount. It also enables the advertiser to limit the number of posts made by an individual creator by day, week and month. We believe that this feature enables more efficient budgetary control while reducing unintended cost overruns. Creator. This feature may eliminate abuse or saturation by creators who post more than what may be commercially valuable to advertisers.

Financing Plan

In November 2020, we raised an aggregate of $215,000 through sales of senior secured convertible promissory notes to four investors. Since December 31, 2020 we have raised an additional $ $1,273,000 through the sale of our shares to accredited investors as that term is defined under federal securities laws . These funds have been used to build and beta test the Thumzup™ app and to cover operating costs including and other administrative costs and expenses.

During the year 2021 the company was pre-revenue and transitioned into beta testing. The Thumzup commercial launch is planned in 2022.

Competition

Top 10 Influencer Marketing Platforms

Market Research firm G2 ranks the top ten influencer marketing software companies as GRIN, #paid, CreatorIQ, Mavrck, Popular Pays, Tribe Dynamics, AspireIQ, Influenster, Traackr ,and Hivency.[11] This influencer marketing software space is focused on influencers who see themselves as professional influencers. None of these companies is building a platform designed to turn social media creators into micro-influencers in the manner that we seek to accomplish.

Rep is also an app that connects brands with influencers who are interesting in promoting brands. It is different from Thumzup because it is targeting people who consider themselves an influencer .

We do not currently know of a company that is seeking to build a community of everyday people and empowering them to post about brands that they love.

Nevertheless, the influencer marketing industry segments are rapidly evolving and competitive and we expect competition to intensify in the future with the emergence of new technologies and market entrants. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, established marketing relationships with, and access to, large existing advertisers and user bases, and substantially greater financial, technical and other resources. These companies may use these advantages to offer apps or other products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements particularly across different cities and geographical regions. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in markets in which we operate in the future. We believe our ability to compete successfully for users, content, and advertising and other customers depends upon many factors both within and beyond our control, including:

●the popularity, usefulness, ease of use, performance and reliability of our apps and services compared to those of our competitors;

●our ability, in and of itself as well as in comparison to the ability of our competitors, to develop new apps, other products and services and enhancements to then existing apps, products and services;

●our ad targeting and measurement capabilities, and those of our competitors;

●the size, composition and level of engagement of our app user communities relative to those of our competitors;

●our marketing and selling efforts, and those of our competitors;

●the pricing of our apps and services relative to those of our competitors;

●the actual or perceived return our customers receive from the deployment of our apps within our user communities relative to returns from our competitors; and

●our reputation and brand strength relative to our competitors.

Problems in the market that we solve

In March 2019, JetBlue Airways did a promotion where it offered free travel to people in exchange for posting about JetBlue on social media. The promotion was deemed not to be a success because many of the people reportedly deleted the posts after claiming the reward. JetBlue had no platform for tracking the influencers and holding them accountable.[12] The Thumzup™ platform can sample the creator’s Instagram feed to assure that the post is up before the payment is due.

[10] https://www.mediapost.com/publications/article/339343/study-texting-is-more-efficient-than-email.html

[11] https://www.g2.com/categories/influencer-marketing-platforms

[12] https://mediakix.com/blog/influencer-marketing-fails/

Employees

We have one full-time employee and have retained an outsourced management consultant, who on a part-time basis performs accounting and financial reporting services on our behalf. We also utilize the services of approximately eight to ten part-time software developers.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Available Information:

Thumzup™ is located at 711 S. Carson Street Suite 4 Carson City, Nevada 89701. Our telephone number is

(310) 237-2887 and our Internet website address is www.Thumzupmedia.com.

We file or furnish electronically with the U.S. Securities and Exchange Commission ("SEC") annual reports on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. These reports are also accessible through the SEC website at www.sec.gov. Information contained on or accessible through our website www.thumzupmedia.com is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1 A.	Risk Factors.

An investment in our in our common stock involves a high degree of risk. The risks described below include the principal material risks to our company or to investors that are known to our company. You should carefully consider the risks described below together with the other information contained in this Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be materially harmed. As a result, should a trading market develop, as to which no assurance can be given, the trading price of our common stock could decline, and investors might lose all or part of their investment.

Risks Relating to Our Business

In addition to the other information in this Annual Report, you should carefully consider the following factors in evaluating us and our business. This prospectus contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, some of which are beyond our control. Should one or more of these risks and uncertainties materialize or should underlying assumptions prove incorrect, our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this prospectus, including the documents incorporated by reference.

There are risks associated with investing in companies such as ours who are primarily engaged in research and development. In addition to risks which could apply to any company or business, you should also consider the business we are in and the following:

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

To date, we have relied primarily on debt and equity financing to carry on our business. We have limited financial resources, no operating cash flow and no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. We expect that our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for less than the next twelve months. Unless we achieve profitability, as to which no assurance can be given, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing shareholders. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of our business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

We are an early stage pre-revenue company with an untested business plan which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful .

       We were formed in October 2020 to develop and market the Thumzup app to advertisers and micro influencers. and have not yet established profitable operations or generated revenue. The Company realized a net loss from operations of $839,769 and $5,687 for the years ended December 31, 2021 and 2020, respectively. We have an untested business plan and it is uncertain how our new business model will affect investors’ perceptions and expectations with respect to our business and economic prospects. Our new business model may not be successful and no assurance can be given that we will ever generate positive cash flow.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a Going Concern.

We anticipate incurring additional losses until such time, if ever, we can obtain adequate advertiser support and user acceptance. Substantial additional financing will be needed to fund our development, marketing and sales activities and generally to commercialize our technology and develop brand support and user acceptance. These factors raise substantial doubt about our ability to continue as a going concern.

We will seek to obtain additional capital through the issuance of debt or equity financings or other arrangements to fund operations; however, there can be no assurance we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to shareholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm’s reports for the years ended December 31, 2021 and 2020 have raised substantial doubt as to our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited financial statements as of and for the years ended December 31, 2021 and 2020 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the results of which would be that our shareholders would lose some or all of their investment. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

The outbreak of COVID-19 and its variants may have a significant negative impact on our business, sales, results of operations and financial condition.

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world, including in the primary regions in which we will operate. Many State Governors issued temporary Executive Orders in 2020, which continue to remain effective in many states that, among other stipulations, effectively limit in-person work activities for most industries and businesses having the effect of suspending or severely curtailing operations. Many of these orders are in the process of being lifted.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time. Capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

The extent to which the COVID-19 outbreak could ultimately impact our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

We may not generate sufficient cash flows to cover our operating expenses.

As noted previously, we have incurred operating losses since inception and expect to continue to incur losses as a result of expenses related to research and continued development of our technology, marketing expense, corporate general and administrative expenses and interest on the senior secured convertible promissory notes. Our limited capital resources and operations to date have been substantially funded through issuance of $215,000 in senior secured convertible promissory notes (in November 2020) and our subsequent issuances during 2021 and January 2022 of 724,500 shares of common stock at $1.00 per share for gross proceeds of $724,500 and 365,671 shares of common stock at $1.50 per share for gross proceeds of  $ $548,500.00.

The Company’s accumulated deficit was $862,942 and $5,687 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we had total stockholders’ equity of $179,845 and although we had as of December 31, 2021, cash on hand of $424,445 the Company believes that these funds will not prove adequate beyond twelve months.

In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, our proprietary business information, proprietary business information of our customers, including, credit card and payment information, and personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. As such, we are subject to federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers require us to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, including, but not limited to, the General Data Protection Regulation, which we refer to as GDPR, and the California Consumer Privacy Act of 2018, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes.

We intend to take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, and we take steps to strengthen our security protocols and infrastructure, however, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. We also could be negatively impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Advanced cyber-attacks can be multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, damage to our reputation, a loss of confidence in our business, early termination of our contracts and other business losses, indemnification of our customers, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations and other significant liabilities, any of which could materially harm our business any of which could adversely affect our business, revenues, and competitive position.

We are dependent on third parties to, among other things, maintain our servers, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.

We depend on third-party service providers, suppliers, and licensors to supply some of the services, hardware, software, and operational support necessary to provide some of our products and services. Some of these third parties do not have a long operating history or may not be able to continue to supply the equipment and services we desire in the future. If demand exceeds these vendors’ capacity, or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some products and services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our users. These events could materially and adversely affect our ability to retain and attract users, and have a material negative impact on our operations, business, financial results, and financial condition.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless and until they sell them.

We intend to retain a significant portion of any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our shareholders will be required to look to appreciation of our common stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

We are dependent on key personnel the loss of whose services would have a materially adverse effect on our business.

Our continued success will depend, to a significant extent, on the services of our executive management team, and key personnel. If one or more of these individuals were to leave, there is no guarantee we could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss or unavailability of any or all of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would have a material adverse effect on our business, results of operations and financial conditions.

We are a new company with a brief operating history, no revenue and an untested business plan which may not be accepted in the markets in which we intend to operate.

We were formed in Nevada in October 2020. We will encounter difficulties, including unforeseen difficulties as an early-stage, pre-revenue company in establishing the credibility of our brand and commercial acceptability of our launched app.

We will incur net losses in the foreseeable future if we are unable to anticipate market trends and match our service offerings to market patterns. Our business strategy is unproven, and we may not be successful in addressing early-stage challenges, such as establishing our position in the market and developing effective marketing of our Thumzup app. To implement our business plan, we will be required to obtain additional financing. We cannot guaranty that such additional financing will be available.

Our prospects must be considered highly speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business with an unproven business plan, specifically the risks inherent in developmental stage companies seeking to have app users with limited number social media followers endorse products or services at a level that advertisers will seek to fund and support. We expect to continue to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future which may materially affect our operationally viability. We cannot assure that we will be able to achieve positive cash flow operations or, if achieved, that positive cash can be maintained for any significant period, or at all.

Although we believe that our business strategy addresses an underserved but significant niche of market segment utilizing an important users or consumers whom we define as “micro-influencers,” we may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our development and growth. Our business strategy involves attracting a large number of users who are active in social media and who are willing to make recommendations over our Thumzup app with advertisers who find our service cost effective in generating sales and market support. Our ability to implement this business strategy is dependent on our ability to:

• predict concerns of advertisers;

• identify and engage advertisers;

• convince a large number of end users to adopt our Thumzup mobile application;

• establish brand recognition and customer loyalty; and

• manage growth in administrative overhead costs during the initiation of our business efforts.

We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will ultimately be successful. In assessing our ability to meet these challenges, a potential investor should consider our lack of operating history and brand recognition, our focus on nano-influencer users, management’s relative inexperience, the competitive conditions existing in our industry and general economic conditions and consumer discretionary spending habits. Our growth is largely dependent on our ability to successfully implement our business strategy. Our revenue may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

We have not yet established brand identity and customer loyalty.

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting and retaining active users to our Thumzup app program. In order to attract Thumzup app users to our program quarter over quarter, we may need to spend substantial funds to create and maintain brand recognition among Thumzup app users. If our branding efforts are not successful, our ability to earn revenues and sustain our operations will be materially impaired.

Promotion and enhancement of our Thumzup app will also depend on our success in consistently providing high-quality, ease of use, fun to share products or recommend services to our app users. Since we rely on technology partners to provide portions of the service to our customers, if our suppliers do not send accurate and timely data, or if our customers do not perceive the products we offer as attractive or superior, the value of our Thumzup brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of Thumzup to one or more of these groups, which could harm our business, results of operations and financial condition.

We cannot assure that our Thumzup app will be commercially accepted by advertisers and users accepted.

Anticipation of demand and market acceptance of service offerings are subject to a high level of uncertainty and challenges to implementation. The success of our service offerings primarily depends on the interest of end users joining our service, as to which we cannot assure you. In general, achieving market acceptance for our services will require substantial marketing efforts and the expenditure of significant funds, the availability of which we cannot assure you, to create awareness and demand among customers. We have limited financial, personnel and other resources to undertake extensive marketing activities. Accordingly, no assurance can be given as to the acceptance of our app services or our ability to generate the revenues necessary to remain in business.

A better financed competitor may enter our marketplace, cause our market share or acceptance rates to plummet and adversely affect our ability to sustain viable operations.

While platforms are in operation for professional or large-scale influencers, to our knowledge no other company is currently offering advertisers a scalable platform to activate everyday end-user micro-influencers who do not possess a large legion of followers. The success of our service offerings primarily depends on the interest of end users and advertisers joining our service, as opposed to a similar service offered by a competitor catering to celebrities or other large-scale influencers. If a direct competitor having greater human and cash resources enters our market targeting micro-influencers, our achieving market acceptance for the Thumzup app may require additional marketing efforts and the expenditure of significant funds to create awareness and demand among customers. We have limited financial, personnel and other resources to undertake additional marketing activities. Accordingly, we may be unable to compete, our operations may suffer and we may suffer greater losses.

Although we may own various intellectual property rights, these rights may not provide us with any competitive advantage

.

We use “ThumzupTM” as a brand name however, we cannot assure you that the services we sell, or that our brand name will not infringe on the intellectual property rights of others, or that our assertions of intellectual property rights will be enforceable or provide protection against competitive products or otherwise be commercially valuable. Moreover, enforcement of intellectual property rights typically requires time-consuming and costly litigation, and we cannot assure that others will not independently develop substantially similar products.

We cannot assure that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through any period of twelve months.

Our future financial results are uncertain and our operating results may fluctuate, due to, among other things, consumer trends, the impact of COVID and its variants on advertising budgets and app user activity, competition, and changing social media behaviors.

As a result of our lack of operating history, we are unable to forecast market penetration or anticipated revenue and we have little historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future expenses. Our expenses are dependent in large part upon expenses associated with our proposed marketing expenditures and related overhead expenses, and the costs of hiring and maintaining qualified personnel to carry out our respective services. Sales and operating results are difficult to forecast because they will depend on the growth of our customer base, changes in customer demands based on consumer trends, the degree of utilization of our advertising services as well as the mix of products and services sold by our advertisers.

As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected and could further cause continuing greater losses quarter over quarter.

Our ability to succeed will depend on the ability of our management to control costs.

We have used reasonable commercial efforts to assess and predict costs and expenses based on the and restricted cash experience of our management. However, we have a limited operating history upon which to base predictions. Implementing our business plan may require more employees, equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses.

Our officers and director do not devote full time to the affairs of the Company and could allocate their time and attention to other business ventures which may not benefit the Company .

Our officers and directors may engage in other activities. Although there are none known to us, the potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our officers and directors may have conflicts of interests in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Our officers and directors, however, believe that we will have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

Risks Related to our Common Stock

An active trading market for our common stock may not develop.

Our common stock is currently listed on OTC Markets.com under the symbol
(“TZUP“) but trades by appointment or not at all.  We cannot predict the extent to which investor interest in us will lead to the development of an active public trading market or how liquid that public market may become.

Additionally, because the initial quoted price of our common stock is likely to be less than $5.00 per share, our common stock may be considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receiving the purchaser’s written consent prior to the transaction.  Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Should an active market for our shares develop our stock price may be volatile and fluctuate widely, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of reasons, not necessarily related to our actual operating performance.  The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.  Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance.  This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all.  In addition, following periods of volatility in the market price of a company’s securities, shareholders often institute securities class action litigation against that company.  Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. Our principal executive officer and director beneficially owns a substantial percentage of our outstanding common stock and if were to sell a portion of the shares he holds, it could cause our stock price to decline.

 We are controlled by a small group of our existing shareholders, whose interests may differ from other shareholders. Our executive officers and directors will significantly influence our activities, and their interests may differ from your interests as a shareholder.

Our executive officers and directors will beneficially own a substantial percentage of our outstanding common stock.

Accordingly, these shareholders have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or any other matter submitted for approval to our shareholders, including mergers, consolidations and the sale of our assets, director elections and other significant corporate actions.  They will also have significant influence in preventing or causing a change in control of our company.  In addition, without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us.  The interests of these shareholders may differ from your interests as a shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, (i) being required to present only two years of audited financial statements and related financial disclosure, (ii) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (iii) extended transition periods for complying with new or revised accounting standards, (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken, and in the future may take, advantage of these exemptions until such time that we are no longer an “emerging growth company.  As a result our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we will also be required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at December 31, 2021. The material weaknesses relate to (i) lack of proper segregation of duties across significant accounting cycles, (ii) lack of effective information technology security policies and control over access to key systems, and (iii) lack of precision in the design of internal control over financial reporting. Although we are making efforts to remediate these issues, we do not have the internal infrastructure and as a result these efforts may not be sufficient to avoid similar material weaknesses in the future. Designing and implementing internal controls over financial reporting will be time consuming, costly and complicated as we are a small organization with limited management resources. No assurance can be given that there are no significant deficiencies or material weaknesses in the quality of our financial controls.

If the material weaknesses in our internal controls are not fully remediated or if additional material weaknesses are identified, those material weaknesses could cause us to fail to meet our future reporting obligations, reduce the market’s confidence in our financial statements, harm our stock price and subject us to sanctions or investigations by the SEC or other regulatory authorities.

For as long as we are an “emerging growth company,” as defined in the JOBS Act, or a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, our auditors will not be required to attest as to our internal control over financial reporting. If we continue to identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or, once required, our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the securities exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business.  We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

 The Company does not own any real estate. The Company does not maintain a formal executive office. All work is conducted remotely.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is not quoted on a national exchange. As of the date of this filing, Company’s common stock is listed on the OTC Markets with a trading symbol of “TZUP” but trades by appointment or not at all.

As of March 17, 2022, there were 6,120,171 shares of the registrant’s common stock outstanding, of which 754,500 are registered shares that may become available for trading should a market develop. Market value of these shares is currently deemed to be $1,131,750 based on recent private transactions at $1.50 per share, although actual prices per share may vary when and if a trading market develops.

Holders of Record

We are authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock. As of December 31, 2021 and the date of this filing, there were 6,037,836 shares of common stock issued and outstanding and 64 shareholders of record and 6,120,171 shares of common stock issued and outstanding and 68 shareholders of record respectively. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of December 31, 2021, there were no shares of our Preferred Stock issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the months of February, March and April 2021 the company sold an aggregate of 724,500 shares to 55 persons for an aggregate of $724,500. During the month of December 2021, the company sold an aggregate of 283,336 shares to 7 persons for an aggregate of $425,000. The offers and sales were made in reliance on the exemption from registration provided by Section 4(a)(2). Each beneficial note holder was an “accredited investor” and/or “sophisticated investor” pursuant to Rule 501(a) of Regulation D under the Securities Act, who provided the Company with representations, warranties and information concerning their respective qualifications as an “sophisticated investor” and/or “accredited investor.” The Company provided and made available to each purchaser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The purchasers acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof. The Company’s use of proceeds was for corporate and products development and general working capital.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sections of this Form 10-K, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.

INTRODUCTION

Thumzup™ Media Corporation (“Thumzup™” or “Company”) was incorporated October 27, 2020, under the laws of the State of Nevada, and its headquarters are located in Carson City, Nevada. The Company recognized its first revenues in December 2021 as a software company dedicated to building an influencer community around its mobile app (“App”). Once fully developed, the Company anticipates that the App will generate scalable posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote advertiser’s products online.

The Thumzup™ App will enable creators to select brands they want to post about on social media. Once a Thumzup™ creator selects a brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media accounts. For the advertiser, the Thumzup™ system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)       the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.07 billion (as such amount is indexed for inflation every five years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)       the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)       the date on which such issuer has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; or

(d)       the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations. For the year ended December 31, 2021, we incurred $857,255 in net losses due to $716,524 in software research and development expenses, $21,257 in marketing expenses, $102,698 in general and administrative expenses, $17,486 in interest expense and $1,736 in depreciation expense. The Company recognized its first revenues in December 2021 of $2,446.

For the year ended December 31, 2020, we incurred $5,687 in net losses due to $2,732 in software research and development expenses and $1,051 in general and administrative expenses. The Company was organized in October 2020 resulting in limited time for operating activities. The Company had no revenues for the year ending December 31, 2020.

SUBSEQUENT EVENTS

The Company has raised $123,500 from the sale of 72,335 shares of unregistered common stock subsequent to December 31, 2021 and has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no other events to disclose.

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

The Company is a pre-revenue, software and services company that relies on short-term debt and equity funding for its operations. The Company recognized its first revenues during December 2021. At December 31, 2021 and 2020, the Company had a cash balance (net of restricted cash) of $424,445 and $101,317, respectively. The Company used $713,211 and $113,683 to fund operating activities for the years ending December 31, 2021 and 2020, respectively. The Company expects that it will need to raise additional funding and manage expenses in order to continue as a going concern. No assurances can be given that it will be able to raise funds on acceptable terms or at all.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Revenues

The Company recorded its first revenues in December 2021 in the net amount of $2,446. The Company was a pre-revenue software development company, which still relies on raising capital to fund its operations. No revenues were recorded in 2020.

Operating expenses

For the years ended December 31, 2021 and 2020 the Company recognized a total of $842,215 and $3,783, respectively, in operating expenses. The operating expenses were comprised of $716,524 in software research and development expenses ($2,732 in 2020), $21,257 in marketing expenses ($0 in 2020), $102,698 in general and administrative expenses ($1,051 in 2020) and $1,736 in depreciation expense ($0 in 2020).

Other expenses

For the years ended December 31, 2021 and 2020, the Company had $17,486 and $1,904 in interest expense related to the senior secured convertible promissory notes, respectively.

Net Loss from operations

The Company realized a net loss from operations of $839,769 and $5,687 for the years ended December 31, 2021 and 2020, respectively. The Company was organized in October 2020 and had limited operations in 2020.

Liquidity and capital resources

As of December 31, 2021 and 2020, the Company had cash in the amount of $424,445 and $101,317, respectively, of which $0 and $100,000 was restricted. As of December 31, 2021, the Company had stockholders’ equity of $179,845 compared to a stockholders’ deficit of $5,687, as of December 31, 2020.

The Company’s accumulated deficit was $862,942 and $5,687 as of December 31, 2021 and 2020, respectively.

The Company used net cash in operations of $713,211 and $113,683 for the years ending December 31, 2021 and 2020, respectively.

Net cash used in investing activities for years ending December 31, 2021 and 2020 was $6,449 and $0, respectively, used to purchase computer equipment.

Net cash provided by financing activities or capital raise efforts was $1,042,788 net of offering costs of $106,713 for the year ended December 31, 2021 as compared to $0 in 2020. The Company received proceeds from the issuance of senior convertible promissory notes of $215,000 in 2020 and $0 proceeds from loans in 2021.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this annual report to the Form 10-K.

Name	Age	Title
Executive Officers
Robert Steele	55	Chairman & Chief Executive Officer

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

Information concerning our executive officers and directors is set forth below.

Executive Officers

Robert Steele. Mr. Steele is the Chief Executive Officer and sole director of Thumzup™ Media Corporation. From October 2019 until present Mr. Steele has operated a consulting business that has provided investor relations, financial, sales and marketing consulting services to various clients. Mr. Steele was the Director of Client Positioning at IRTH Communications, LLC from January 2017 to September 2019. From May 2016 through December 2016 Mr. Steele was an independent consultant rendering sales, marketing and investor relations services. From January 2010 to May 2016 Mr. Steele was the President of Rightscorp, Inc. While at Rightscorp, Mr. Steele designed and deployed patented intellectual property software as a service (SaaS) tools that were used by major brands like Warner Bros. to protect their intellectual property. As President of Rightscorp, Mr. Steele led the design of the software used by clients like Sony/ATV and BMG. BMG successfully used Mr. Steele’s technology to win a landmark $25 million judgment against Cox Communications for copyright infringement. Mr. Steele holds a BS in Electronic and Computer Engineering from George Mason University.

We use independent contractors, software developers and consultants and have no full-time employees, other than Mr. Steele who devotes the majority of his time on Thumzup™ matters.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during fiscal 2021 and 2020 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the 2021 fiscal year.

Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards
Robert Steele	2021	$-	$-	$-	$-	$-
Chief Executive Officer	2020	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 1, 2022, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 6,120,171 shares of common stock outstanding as of March 1, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Thumzup™ Media Corporation and as denoted by state

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)	State
Robert Steele	3,500,000	57.2%	CA

Danny Lupinelli	1,500,000	24.5%	CA

All directors and executive officers as a group	5,000,000	81.7%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

The table above excludes 2,010,938 shares issuable  upon conversion of the senior secured convertible promissory notes issued in November 2020. A note holder is not entitled to convert any portion of the senior secured convertible promissory note in excess of that portion of the note upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by the note holder and its affiliates and (2) the number of conversion shares issuable upon the conversion would result in beneficial ownership by a note holder and its affiliates of more than 4.50% of the then outstanding shares of common stock.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2021 and 2020 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Haynie & Company

SERVICES	2021	2020
Audit fees	$25,000	$—
Audit-related fees	—	—
Tax fees	1,050	—
All other fees	—	—
Total fees	$26,050	$—

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2) Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable, or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation; Incorporated by reference from the Company’s Form S-1 filed June 23, 2021

3.2	Bylaws; Incorporated by reference from the Company’s Form S-1 filed June 23, 2021

10.1	Form of Stock Purchase Agreement*

10.2	Form of Common Stock Financing Term Sheet*

10.3	Form of Registration Rights Agreement*

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Item 16.	Form 10K Summary
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2022.

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

Signature	Title	Date
/s/	Chief Executive Officer	03/17/22
Robert Steele

/s/ Robert Steele	Chief Financial Officer	03/17/22
Robert Steele

INDEX TO FINANCIAL STATEMENTS

Thumzup™ Media Corporation

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thumzup Media Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thumzup Media Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2021 and for the period October 27, 2020 (date of inception) to December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period October 27, 2020 (date of inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has yet to generate significant revenue, has incurred net losses and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

 Haynie & Company

Salt Lake City, Utah

March 17, 2022

Thumzup™ Media Corporation

Balance Sheets

As of December 31,

	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$424,445	$101,317
Restricted cash	—	100,000
Prepaid expenses and other current assets	—	10,000
Total current assets	424,445	211,317

Property and equipment, net	4,713	—
TOTAL ASSETS	$429,158	$211,317

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities	$34,313	$2,004
Senior Secured Convertible Promissory Notes	215,000	215,000
Total current liabilities	249,313	217,004

Total liabilities	249,313	217,004

Stockholders' equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,037,836 and 5,000,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	6,038	5,000
Additional paid-in capital	1,036,749	(5,000)
Accumulated deficit	(862,942)	(5,687)
Total stockholders' equity (deficit)	179,845	(5,687)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$429,158	$211,317

The accompanying notes are an integral part of these financial statements and should be read in conjunction with these financial statements.

Thumzup™ Media Corporation

Statements of Operation

	For the Year Ending December 31,	For the Period From October 27, 2020 (date of inception) to December 31,
	2021	2020
Total revenue	$2,446	$—
Operating expenses:
Sales and marketing	21,257	—
Research and development	716,524	2,732
General and administrative	102,698	1,051
Depreciation expense	1,736	—
Total operating expenses	842,215	3,783
(Loss) income from operations	(839,769)	(3,783)
Other income (expenses)
Interest (expense)	(17,486)	(1,904)
Total other income (expenses)	(17,486)	(1,904)
Net income (loss) before income taxes	(857,255)	(5,687)
Provision for income taxes	—	—
Net (loss)	$(857,255)	$(5,687)
Earnings per common share - Basic and diluted	$(0.16)	$(0.00)
Weighted average common shares outstanding -Basic and diluted	5,420,833	4,990,530

The accompanying notes are an integral part of these financial statements and should be read in conjunction with these financial statements.

Thumzup™ Media Corporation

Statement of Shareholders’ (Deficit) Equity

December 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Retained Earnings/
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at October 27, 2020 (date of inception)	—	$—	$—	$—	$—
					—
Issuance of Founders' common stock	5,000,000	5,000	(5,000)	—	—

Net Loss	—	—	—	(5,687)	(5,687)

Balance at December 31, 2020	5,000,000	$5,000	$(5,000)	$(5,687)	$(5,687)

Common stock issued for advisory	30,000	30	(30)	—	—
Common Stock issued for investment	1,007,836	1,008	1,148,492	—	1,149,500
Offering costs	—	—	(106,713)	—	(106,713)
Net Loss	—	—	—	(857,255)	(857,255)

Balance at December 31, 2021	6,037,836	$6,038	$1,036,749	$(862,942)	$179,845

The accompanying notes are an integral part of these financial statements and should be read in conjunction with these financial statements.

Thumzup™ Media Corporation

Statement of Cash Flows

	For The Year Ending December 31,	For The Period from October 27, 2020 (date of inception) to December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(857,255)	$(5,687)
Depreciation expense	1,736	—
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	10,000	(10,000)
Other assets	—	—
Accounts payable and accrued expenses	32,308	2,004
Net cash used in operating activities	(813,211)	(13,683)
Cash flows from investing activities	—	—
Purchase of property and equipment	(6,449)	—
Net cash used in investing activities	(6,449)	—
Cash flows from financing activities
Proceeds from sale of common stock, net	1,042,788	—
Proceed from issuance of convertible notes payable	—	215,000
Net cash provided by financing activities	1,042,788	215,000

Net (decrease) increase in cash	223,128	201,317
Cash and restricted cash at the beginning of the year	201,317	—
Cash and restricted cash at the end of the year	$424,445	$201,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements and should be read in conjunction with these financial statements.

Thumzup™ Media Corporation

Notes to Financial Statements

December 31, 2021

Note 1 - Business Organization and Nature of Operations

Thumzup™ Media Corporation (“Thumzup™” or “Company”) was incorporated October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Carson City, Nevada. The Company is software company dedicated to building an influencer community around its mobile app (“App”). The App will generate scalable word-of-mouth product posts and recommendations for advertiser on social media and is designed to connect advertisers with individuals who are willing to promote their products online. The Company recognized its first revenues in December 2021.

The Thumzup™ App enables users to select a brand they want to post about on social media. Once the Thumzup™ user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media accounts. For the advertiser, the Thumzup™ system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation -

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-K.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased. The Company’s restricted cash consists of cash the Company is contractually obligated to maintain in accordance with the terms of its November 19, 2020 Note Purchase and Security Agreement (See note 4). The Company initially deposited $100,000 of the financing proceeds into an escrow with an attorney selected by the note Holders (See Note 4) to be used solely for costs associated with registering the Company’s shares issuable upon conversion of the notes. After legal and escrow costs, the balance may be used by the Company for general corporate purposes.

As of December 31, 2021 and 2020, the Company’s cash and cash equivalents consisted of $424,445 and $101,317, respectively, and $0 and $100,000, respectively, in restricted cash.

Prepaid Expenses

The Company’s prepaid expenses consists primarily of fees paid to legal counsel and accountants to assist in the registration of the Company’s common stock with the United States Securities Commission (“SEC”). As of December 31, 2021, the prepaid expenses were charged to respective expense accounts upon completion of the registration of the Company’s common stock with the SEC and had a $0 balance.

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

The estimated useful life for computer equipment is three years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to computer equipment. Depreciation expense for the year ended December 31, 2021 was $1,736.

Research and Development Costs

Research and development expenses primarily consist of outside contractor costs related to engineering, design and development of a working prototype Thumzup™ App. Generally accepted accounting principles define research costs as a planned search or investigation to discover new knowledge with the hope that the results will eventually be useful in creating new products or services or significant improvements in existing products or services. Capitalization of research and development costs for software begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. For the years ended December 31, 2021 and 2020, research and development costs for software were expensed when incurred as they related to the initial product development stage for our Thumzup™ App.

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

The Company has no tax positions as of December 31, 2021 and 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending December 31, 2021 and 2020, the Company recognized no interest and penalties.

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

The Company recognized its first revenues in December 2021. It relies on short-term debt and equity funding for its operations. At December 31, 2021 and 2020, the Company had a cash balance of $424,445 and $201,317, and the Company used $813,211and $13,683 to fund operating activities for the years ending December 31, 2021 and 2020, respectively. The Company raised approximately $1,042,788 in capital contributions (net of offering costs of $106,713) during 2021 and may need to raise additional funding and manage expenses in order to continue as a going concern.

Note 4 - Senior Secured Convertible Promissory Notes

On November 19, 2020, the Company issued $215,000 in Senior Secured Convertible Promissory Notes (“Senior Notes”). The Senior Notes originally matured on November 21, 2021 and accrue interest at eight (8%) per annum. Accrued interest maybe paid quarterly or converted in to shares of common stock. The note holders issued an extension of the due date on these notes to November 19, 2022.

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

Note 5 – Shareholders’ Equity

The Company is authorized to issue 100 million shares of common stock with a par value of $0.001 per share. As December 31, 2021 and 2020, the Company had 6,037,836 and 5,000,000 shares issued and outstanding, respectively. The shares were issued as follows: 3,500,000 shares to Robert Steele (Founder and CEO) and 1,500,000 shares to Daniel Lupinelli (Founder). The Founders’ common stock is pledged as collateral on the Senior Secured Convertible Promissory Notes (See Note 4). The Founders have agreed to take no salaries, consulting fees, loans or payment of any kind from the Company until after full satisfaction of each of the following conditions: (i) registration of the shares underlying the senior secured convertible promissory notes with the United States Securities Commission (“SEC”) on Form S-1; (ii) obtaining a trading symbol from FINRA or its successor,; (iii) listing of the Company’s shares of common stock for trading on OTCQB or a national securities exchange such as Nasdaq; (iv) completing an equity raise of at least $3 million at a pre-money valuation for the Company of at least $10 million; and (v) timely having made all periodic and other filings required of a “reporting” company with the SEC for a period of not less than 12 months.

The Company issued 30,000 shares of common stock to its legal counsel in January 2021, at par value per share of $0.001, pursuant to an engagement letter entered into in December 2020. During the year ended December 31, 2021, the Company sold 724,500 shares of common stock at $1.00 per share (par value $0.001 per share) and 283,336 shares of common stock at $1.50 per share (par value $0.001) to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended.

Note 6 – Income Taxes

As of December 31, 2021, the Company has net operating loss carryforwards (“NOL”) of approximately $181,000, which is available to reduce future taxable income, for federal and state income taxes, respectively. The NOL is scheduled to expire in 2036.

The Company has an accumulated deficit of approximately $863,000 at the current federal tax rate of 21% results in the current NOL of $181,000 at December 31, 2021. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

The tax effect of the carry forwards that give rise to deferred tax assets at December 31, 2021 consists of the following:

Deferred tax benefit:
Net operating loss	$863,000
Total deferred income tax assets	863,000

Deferred income tax liabilities	—
Net deferred income tax benefits	863,000
Valuation allowance	(863,000)
Deferred tax asset, net of allowance	$—

Note 7 – Subsequent Events

The effects of the Covid-19 pandemic on the Company’s development and operations cannot be estimated. The Company continues the development of its products and services.

The Company received $123,500 from the sale of 72,335 shares of common stock to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended, subsequent  to December 31, 2021.

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no other events to disclose.