Form 10-Q
period 2022-03-31
THUMZUP MEDIA Corp
filed 2022-05-06
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [ ] No [X]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

6,129,170 shares of common stock issued and outstanding as of May 14, 2022.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Thumzup Media Corporation

March 31, 2022

Thumzup Media Corporation

Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$325,276	$424,445
Prepaid expenses and other current assets	-	-
Total current assets	325,276	424,445

Property and equipment, net	4,173	4,713
TOTAL ASSETS	$329,449	$429,158

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$35,175	$34,313
Senior Secured Convertible Promissory Notes	215,300	215,000
Total current liabilities	250,475	249,313

Total liabilities	250,475	249,313

Stockholders' equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,120,170 and 6,037,836 shares issued and outstanding, respectively	6,121	6,038
Additional paid-in capital	1,160,166	1,036,749
Accumulated deficit	(1,087,313)	(862,942)
Total stockholders' equity	78,974	179,845
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$329,449	$429,158

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statements of Operation

The Three Months Ending March 31,

(unaudited)

	2022	2021
Total revenue	$3,494	$—
Operating expenses:
Sales and marketing	14,861	970
Research and development	146,046	89,588
General and administrative	61,976	6,274
Depreciation expense	540	116
Total operating expenses	223,423	96,948
(Loss) income from operations	(219,929)	(96,948)
Other income (expenses)
Interest (expense)	(4,443)	(4,300)
Total other income (expenses)	(4,443)	(4,300)
Net income (loss) before income taxes	(224,372)	(101,248)
Provision for income taxes	—	—
Net (loss)	$(224,372)	$(101,248)
Earnings per common share - Basic and diluted	$(0.04)	$(0.02)
Weighted average common shares outstanding -Basic and diluted	6,093,703	5,034,978

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

4

•

Thumzup Media Corporation

Statement of Shareholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Retained Earnings/
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	6,037,836	$6,038	$1,036,749	$-862,942	$179,845
Common stock issued for investment	82,334	83	123,417	—	123,500
Net Loss				-224,372	-224,372

Balance at March 31, 2022	6,120,170	$6,121	$1,160,166	$-1,087,314	$78,973

Balance at December 31, 2020	5,000,000	$5,000	$-5,000	$-5,687	$-5,687
Common stock issued for investment	463,500	464	463,036	—	463,500
Common stock issued for advisory	30,000	30	-30	—	—
Net Loss				-101,248	-101,248

Balance at March 31, 2021	5,493,500	$5,494	$458,006	$-106,935	$356,565

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

 Thumzup Media Corporation

Statement of Cash Flows

For The Three Months Ending March 31,

(unaudited)

	2022	2021
Cash flows from operating activities
Net loss	$(224,372)	$(101,248)
Depreciation expense	540	116
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted cash	—	—
Prepaid expenses	—	(15,500)
Other assets	—	—
Accounts payable and accrued expenses	863	4,300
Net cash used in operating activities	(222,969)	(112,332)
Cash flows from investing activities
Purchase of property and equipment	—	(6,449)
Purchase of intangible assets, Trademarks	—	(1,498)
Net cash used in investing activities	—	(7,947)
Cash flows from financing activities
Proceeds from sale of common stock	123,500	463,500
Proceeds from loan	300	—
Offering costs	—	(10,000)
Net cash provided by financing activities	123,800	453,500

Net (decrease) increase in cash	(99,169)	333,221
Cash at the beginning of the period	424,445	201,317
Cash at the end of the period	$325,276	$534,538

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2022

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were $325,276 and $424,445, respectively.

Prepaid Expenses

The Company had no prepaid expenses at March 31, 2022 and December 31, 2021.

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

The estimated useful life for computer equipment is three years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to computer equipment. Depreciation expense for the three months ended March 31, 2022 and 2021 was $540 and $116, respectively.

Research and Development Costs

Research and development expenses primarily consist of outside contractor costs related to engineering, design and development of a working prototype ThumzupTM App. Generally accepted accounting principles define research costs as a planned search or investigation to discover new knowledge with the hope that the results will eventually be useful in creating new products or services or significant improvements in existing products or services. Capitalization of research and development costs for software begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. For the three months ended March 31, 2022 and 2021, research and development costs for software were expensed when incurred as they related to the initial product development stage for our ThumzupTM App.

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

The Company has an accumulated deficit of approximately $1,087,000 as of March 31, 2022, and at the current corporate tax rate of 21% results in an estimated net operating loss (“NOL”) of $228,000. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding the realization of such tax assets.

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

The Company is a beginning revenue, software and services company that relies on short-term debt and equity funding for its operations. At March 31, 2022 and December 31, 2021, the Company had a cash balance of $325,276 and $424,445, respectively, and the Company used $222,969 to fund operating activities for the three months ended March 31, 2022. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

Note 4 - Senior Secured Convertible Promissory Notes

On November 19, 2020, the Company issued $215,000 in Senior Secured Convertible Promissory Notes (“Senior Notes”). The Senior Notes mature on November 21, 2022 and accrue interest at eight (8%) per annum. Accrued interest maybe paid quarterly or converted in to shares of common stock.

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

Note 5 – Shareholders’ Equity

The Company is authorized to issue 100 million shares of common stock $0.001 per share. As March 31, 2022 and December 31, 2020, the Company had 6,120,170 and 6,037,836 shares issued and outstanding. The shares were issued as follows: 3,500,000 shares to Robert Steele (Founder and CEO) and 1,500,000 shares to Daniel Lupinelli (Founder). The Founders’ common stock is pledged as collateral on the Senior Secured Convertible Promissory Notes (See Note 4). The Founders have agreed to take no salaries, consulting fees, loans or payment of any kind from the Company until after full satisfaction of each of the following conditions: (i) registration of the shares underlying the senior secured convertible promissory notes with the United States Securities Commission (“SEC”) on Form S-1; (ii) obtaining a trading symbol from FINRA or its successor,; (iii) listing of the Company’s shares of common stock for trading on OTCQB or a national securities exchange such as Nasdaq; (iv) completing an equity raise of at least $3 million at a pre-money valuation for the Company of at least $10 million; and (v) timely having made all periodic and other filings required of a “reporting” company with the SEC for a period of not less than 12 months.

During the three months ended March 31, 2022, the Company sold 82,333 shares of common stock at $1.50 per share (par value $0.001) to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended.

During the three months ended March 31, 2021, the Company issued 30,000 shares of common stock to its legal counsel at par value per share of $0.001, pursuant to an engagement letter entered into in December 2020, and sold 463,500 shares of common stock at $1.00 per share (par value $0.001 per share) to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended.

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

The Thumzup App was launched in November 2021 in a limited capacity. To date our clients have paid more than 75 creators between $5.00 and $10.00 each to post about our initial advertisers. More than 500 posts have been made by our creators.

As of May 4, 2022, the Company has sufficient funds to operate for six months. The Company anticipates raising additional capital to expand sales to new advertisers, expand acquiring new creators and to improve and further develop the technology.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, have elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three months ended March 31, 2022 and 2021, we incurred $224,372 and $101,248 in net losses due primarily to software research and development expenses in both periods.

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

The Company is a beginning revenue, software and services company that relies on short-term debt and equity funding for its operations. At March 31, 2022 and December 31, 2021, the Company had a cash balance of $325,276 and $424,445, and the Company used $222,969 to fund operating activities for the three months ended March 31, 2022. The Company may need to raise additional funding and manage expenses in order to continue as a going concern. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The following table set forth certain selected unaudited statement of operations data for the three months ended March 31, 2022 and 2021.

	2022	2021
Operating expenses	$223,423	$96,948
Loss from operations	(219,929)	(96,948)
Net loss from continuing operations	(234,372)	(101,248)
Net loss per common share	$(0.04)	$(0.02)

Operating expenses

For the three months ended March 31, 2022, the Company recognized a total of $223,423 in operating expenses. The operating expenses were comprised of $146,046 in software research and development expenses, $14,861 in marketing expenses, $61,976 in general and administrative expenses and $540 in depreciation expense.

For the three months ended March 31, 2021, the Company recognized a total of $96,948 in operating expenses. The operating expenses were comprised of $89,588 in software research and development expenses, $970 in marketing expenses, $6,274 in general and administrative expenses and $116 in depreciation expense. The Company was in the beginning of its operations as the inception date was in October 2020.

Other expenses

For the three months ended March 31, 2022 the Company had $4,443 in interest expense related to the senior secured convertible promissory notes. For the same period in 2021 the Company recorded interest expense of $4,300 related to the senior secured convertible promissory notes.

Net Loss and net loss from operations

The Company realized a net loss from operations of $219,929 and $96,948 for the three months ended March 31, 2022 and 2021, respectively. The net loss for the same periods was $224,372 and $101,248, respectively due to minimal revenues recognized and increased operating expenses in 2022 compared to startup operating costs in 2021.

Liquidity and capital resources

As of March 31, 2022, the Company had cash in the amount of $325,276 compared to cash of $424,445 as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $1,087,313 and $862,942, respectively.

For the three months ending March 31, 2022 and 2021, the Company’s operations resulted in net cash used of $222,969 and $112,332, respectively.

Net cash used in in investing activities for the three months ending March 31, 2022 and 2021 was $0 and $7,947 used to purchase computer equipment and to acquire intangible assets, Trademark.

Net cash provided by financing activities was $123,800 and 453,500 for the three months ended March 31, 2022 and 2021, respectively, due mainly to capital raised from accredited investors for both periods.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Not required of a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2022, the Company did not issue any unregistered securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits
16

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 06, 2022.

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

Signature	Title	Date
/s/	Chief Executive Officer	05/06//22
Robert Steele

/s/ Robert Steele	Chief Financial Officer	05/06/22
Robert Steele

