Form 10-Q
period 2022-06-30
THUMZUP MEDIA Corp
filed 2022-08-03
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [X]

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

6,315,670 shares of common stock issued and outstanding as of August 3, 2022.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Thumzup Media Corporation

June 30, 2022

Thumzup Media Corporation

Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$653,856	$424,445
Total current assets	653,856	424,445

Property and equipment, net	3,633	4,713
TOTAL ASSETS	$657,489	$429,158

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$39,473	$34,313
Senior Secured Convertible Promissory Notes	215,300	215,000
Total current liabilities	254,773	249,313

Total liabilities	254,773	249,313

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,315,670 and 6,037,836 shares issued and outstanding, respectively	6,316	6,038
Additional paid-in capital	1,758,852	1,036,749
Accumulated deficit	(1,362,452)	(862,942)
Total stockholders' equity	402,716	179,845
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$657,489	$429,158

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statements of Operation

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Total revenue	$1,398	$—	$4,892	$—

Operating expenses:
Sales and marketing	50,498	1,150	65,359	2,121
Research and development	139,952	116,742	285,998	206,330
General and administrative	81,103	11,349	143,079	17,623
Depreciation expense	540	360	1,080	476
Total operating expenses	272,093	129,601	495,516	226,550
(Loss) income from operations	(270,695)	(129,601)	(490,624)	(226,550)

Other income (expenses)
Interest (expense)	(4,443)	(2,914)	(8,886)	(7,214)
Total other income (expenses)	(4,443)	(2,914)	(8,886)	(7,214)

Net income (loss) before income taxes	(275,138)	(132,515)	(499,510)	(233,764)
Provision for income taxes	—	—	—	—
Net (loss)	$(275,138)	$(132,515)	$(499,510)	$(233,764)

Earnings per common share - Basic and diluted	$(0.05)	$(0.03)	$(0.08)	$(0.04)

Weighted average common shares outstanding -Basic and diluted	6,106,675	5,064,558	6,093,703	5,616,704

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

      Statements of Stockholders' Equity

For the Three Months Ending June 30, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit
Balance at March 31, 2022	6,120,169	$6,121	$1,160,166	$(1,087,314)	$78,973
Common stock issued for cash	193,501	193	580,308	—	580,501
Common stock issued for services	2,000	2	18,378	—	18,380
Net Loss	-	-	-	(275,138)	(275,138)

Balance at June 30, 2022	6,315,670	$6,316	$1,758,852	$(1,362,452)	$402,716

Balance at March 31, 2021	5,493,500	$5,494	$458,006	$(106,935)	$356,564
Common stock issued for cash	261,000	261	260,739	—	261,000
Net Loss	-	-	-	(132,515)	(132,515)

Balance at June 30, 2021	5,754,500	$5,755	$718,745	$(239,451)	$485,049

For the Six Months Ending June 30, 2022 and 2021

Balance at December 31, 2021	6,037,836	$6,038	$1,036,749	$(862,942)	$179,845
Common stock issued for cash	275,834	276	703,725	—	704,001
Common stock issued for services	2,000	2	18,378	—	18,380
Net Loss	-	-	-	(499,510)	(499,510)

Balance at June 30, 2022	6,315,670	$6,316	$1,758,852	$(1,362,452)	$402,716

Balance at December 31, 2020	5,000,000	$5,000	$(5,000)	$(5,687)	$(5,687)
Common stock issued for cash	724,500	725	723,775	—	724,500
Common stock issued for advisory	30,000	30	(30)	—	—
Net Loss	-	-	-	(233,764)	(233,764)

Balance at June 30, 2021	5,754,500	$5,755	$718,745	$(239,451)	$485,049

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statement of Cash Flows

For The Six Months Ending June 30,

(unaudited)

	2022	2021
Cash flows from operating activities
Net loss	$(499,510)	$(233,764)
Depreciation expense	1,080	476
Stock issued for services	18,380	—
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	—	(37,416)
Accounts payable and accrued expenses	5,161	7,214
Net cash used in operating activities	(474,889)	(263,490)
Cash flows from investing activities
Purchase of property and equipment	—	(6,449)
Purchase of intangible assets, Trademarks	—	(2,098)
Net cash used in investing activities	—	(8,547)
Cash flows from financing activities
Proceeds from sale of common stock	704,000	724,500
Proceeds from loan – related party	300	—

Net cash provided by financing activities	704,300	724,500

Net (decrease) increase in cash	229,411	452,463
Cash at the beginning of the period	424,445	201,317
Cash at the end of the period	$653,856	$653,780

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2022

Note 1 - Business Organization and Nature of Operations

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Carson City, Nevada. The Company is a software company dedicated to building an influencer community around its mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media accounts. For the advertiser, the Thumzup system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out. The Company has recorded nominal revenues during the first six months of 2022 and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were $653,856 and $424,445, respectively.

Prepaid Expenses

The Company has no prepaid expenses at June 30, 2022 and December 31, 2021.

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

The estimated useful life for computer equipment is three years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to computer equipment. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1,080 and $476, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Research and Development Costs

Research and development expenses primarily consist of outside contractor costs related to engineering, design and development of a working prototype ThumzupTM App. Generally accepted accounting principles define research costs as a planned search or investigation to discover new knowledge with the hope that the results will eventually be useful in creating new products or services or significant improvements in existing products or services. Capitalization of research and development costs for software begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. For the six months ended June 30, 2022 and 2021, research and development costs for software were expensed when incurred as they related to the initial product development stage for our ThumzupTM App.

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

The Company has an accumulated deficit of approximately $1,362,000 as of June 30, 2022, and at the current corporate tax rate of 21% results in an estimated net operating loss (“NOL”) of $286,020. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding the realization of such tax assets.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At June 30, 2022 and December 31, 2021, the Company had a cash balance of $653,856 and $424,445, respectively, and the Company used $474,889 to fund operating activities for the six months ended June 30, 2022.

In June 2022 the Company sold 193,501 shares of its common stock for $3.00 per share and received proceeds of $580,500.

Note 4 - Senior Secured Convertible Promissory Notes

On November 19, 2020, the Company issued $215,000 in Senior Secured Convertible Promissory Notes (“Senior Notes”). The Senior Notes mature on November 21, 2022 and accrue interest at eight (8%) per year. Accrued interest may be paid quarterly or converted in to shares of common stock.

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

The founding shareholders (“Founders”) have agreed to take no salaries, consulting fees, loans or payment of any kind from the Company until after full satisfaction of each of the following conditions: (1) registration of the shares underlying the Senior Notes with the SEC on Form S-1; (2) obtaining a trading symbol from FINRA or its successor; (3) listing of the Company’s shares of common stock for trading on OTCQB or a national securities exchange such as Nasdaq; (4) completing an equity raise of at least $3 million at a pre-money valuation for the Company of at least $10 million; and (5) timely having made all periodic and other filings required of a “reporting” company with the SEC for a period of not less than 12 months.

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

At any time while the Senior Notes are outstanding, and at the sole option of a Holder, the Senior Notes may be converted into shares of the common stock of the Company, or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified.

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

The per share conversion price into which principal and interest outstanding will be convertible into shares of common stock hereunder is $0.11 per share. The Agreement contains a protection feature (commonly referred to as a “Down Round”); whereupon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.11 per share, then the conversion price will be adjusted to equal the lower price per share. The Company has accounted for the Down Round as a contingent beneficial feature and will record a benefit to a Holder, if and, when a conversion price adjustment occurs.

Note 5 – Shareholders’ Equity

The Company is authorized to issue 100 million shares of common stock, par value $0.001 per share. As June 30, 2022 and December 31, 2021, the Company had 6,315,670 and 6,037,836 shares issued and outstanding, respectively. The initial shares were issued as follows: 3,500,000 shares to Robert Steele (Founder and CEO) and 1,500,000 shares to Danny Lupinelli (Founder). The Founders’ common stock is pledged as collateral on the Senior Secured Convertible Promissory Notes (See Note 4).

During the six months ended June 30, 2022, the Company sold 82,333 shares of common stock at $1.50 per share and 193,501 shares of common stock at $3.00 per share to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended. The Company issued 2,000 shares of common stock to an outside consultant for services and recognized an expense of $18,380.

During the three months ended March 31, 2021, the Company issued 30,000 shares of common stock to its legal counsel at par value per share of $0.001, pursuant to an engagement letter entered into in December 2020, and sold 463,500 shares of common stock at $1.00 per share to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended.

Note 6 – Contingencies

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this quarterly report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

·	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, and other impacts to the business;

·	our ability to raise capital when needed and on acceptable terms and conditions;

·	our ability to manage credit and debt structures from debt holders;

·	our ability to generate revenues and manage the growth of our business;

·	competitive pressures;

·	general economic conditions;

·	our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

·	compliance with laws and regulations, including those relating to corporate governance matters and tax matters, as well as any future changes to such laws and regulations.

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

INTRODUCTION

Thumzup Media Corporation (“Thumzup” or “Company”, “we,”, “us,” or “our”) was incorporated October 27, 2019, under the laws of the State of Nevada, and its headquarters are located in Carson City, Nevada. The Company is a software company, has recently begun to generate revenue and is dedicated to building an influencer community around its mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media accounts. For the advertiser, the Thumzup system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

The Thumzup App was launched in November 2021 in a limited capacity. To date our clients have paid more than 75 creators between $5.00 and $10.00 each to post about our initial advertisers. More than 800 posts have been made by our creators.

As of July 31, 2022, the Company has sufficient funds to operate for the next twelve months. The Company anticipates raising additional capital to expand sales to new advertisers, expand acquiring new creators and to improve and further develop the technology.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three and six months ended June 30, 2022 and 2021, we incurred $499,510 and $233,763 in net losses due primarily to software research and development expenses in both periods.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At June 30, 2022 and December 31, 2021, the Company had a cash balance of $653,856 and $424,445, respectively, and the Company used $474,889 to fund operating activities for the six months ended June 30, 2022. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

The following table set forth certain selected unaudited statement of operations data for the three months ended June 30, 2022 and 2021.

	2022	2021
Revenues	$1,398	$—
Operating expenses	272,093	129,601
Loss from operations	(270,695)	(129,601)
Net loss from continuing operations	(275,138)	(132,515)
Net loss per common share	$(0.05)	$(0.03)

Revenues

The Company recognized $1,398 and $0 of revenue during the three months ended June 30, 2022 and 2021, respectively due to the release of its App during the fourth quarter of 2021, thus, no revenues were recognized in the comparable period of 2021.

Operating expenses

For the three months ended June 30, 2022, the Company recognized a total of $272,093 in operating expenses. The operating expenses were comprised of $139,952 in software research and development expenses, $50,498 in marketing expenses, $81,103 in general and administrative expenses and $540 in depreciation expense.

For the three months ended June 30, 2021, the Company recognized a total of $129,601 in operating expenses. The operating expenses were comprised of $116,742 in software research and development expenses, $1,150 in marketing expenses, $11,349 in general and administrative expenses and $360 in depreciation expense.

Other expenses

For the three months ended June 30, 2022 the Company had $4,443 in interest expense related to the senior secured convertible promissory notes. For the same period in 2021 the Company recorded interest expense of $2,914 related to the senior secured convertible promissory notes.

Net Loss and net loss from operations

The Company realized a net loss from operations of $270,695 and $129,601 for the three months ended June 30, 2022 and 2021, respectively. The net loss for the same periods was $275,138 and $132,515, respectively due to minimal revenues recognized and increased operating expenses in 2022 compared to startup operating costs in 2021.

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

The following table set forth certain selected unaudited statement of operations data for the six months ended June 30, 2022 and 2021.

	2022	2021
Revenues	$4,892	$—
Operating expenses	495,516	226,550
Loss from operations	(490,624)	(226,550)
Net loss from continuing operations	(499,510)	(233,764)
Net loss per common share	$(0.08)	$(0.04)

Revenues

The Company recognized $4,892 and $0 of revenue during the six months ended June 30, 2022 and 2021, respectively due to the release of its App during the fourth quarter of 2021, thus, no revenues were recognized in the comparable period of 2021.

Operating expenses

For the six months ended June 30, 2022, the Company recognized a total of $495,516 in operating expenses. The operating expenses were comprised of $285,998 in software research and development expenses, $65,359 in marketing expenses, $143,079 in general and administrative expenses and $1,080 in depreciation expense.

The Company is expanding its advertising and marketing efforts to drive revenues and increased expenses in this area by approximately $63,000 for the six months ending June 30, 2022 compared to the six months ending June 30, 2021.

General and administrative expenses increased over the prior year period by approximately $125,000 due to increased legal and accounting of approximately $55,000, increased consulting expenses of approximately $18,000, increased travel costs in capital raise efforts of approximately $10,000, increased transfer agent fees due to active trading for the full six months of 2022 of approximately $9,000, increased administrative contract services to a full-time basis of approximately $21,000 and increased office supplies and software subscriptions of approximately $12,000.

For the six months ended June 30, 2021, the Company recognized a total of $226,550 in operating expenses. The operating expenses were comprised of $206,330 in software research and development expenses, $2,121 in marketing expenses, $17,623 in general and administrative expenses and $476 in depreciation expense.

Other expenses

For the six months ended June 30, 2022 the Company had $8,886 in interest expense related to the senior secured convertible promissory notes. For the same period in 2021 the Company recorded interest expense of $7,214 related to the senior secured convertible promissory notes.

Net Loss and net loss from operations

The Company realized a net loss from operations of $490,624 and $226,550 for the six months ended June 30, 2022 and 2021, respectively. The net loss for the same periods was $499,510 and $233,764, respectively.

Liquidity and capital resources

As of June 30, 2022, the Company had cash of $653,856 compared to cash of $424,445 as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $1,362,452 and $862,942, respectively.

For the six months ending June 30, 2022 and 2021, the Company’s operations resulted in net cash used of $474,889 and $263,490, respectively.

Net cash used in in investing activities for the six months ended June 30, 2022 and 2021 was $0 and $8,547 used to purchase computer equipment and to acquire intangible assets, Trademark.

Net cash provided by financing activities was $704,300 and $724,500 for the six months ended June 30, 2022 and 2021, respectively, due mainly to capital raised from accredited investors in both periods.

For the six months ended June 30, 2022, the average monthly cash requirement was $79,148. Cash on hand on June 30, 2022 of $653,856 divided by $79,148 results in roughly eight and a quarter months of cash to operate the Company. If costs stay the same, the Company will have to generate sufficient cashflow from revenues or will need to raise additional capital to operate beyond approximately February 28, 2023. The Company will look to begin ramping revenues in 2022. The Company will also look to conduct an additional offering of securities to provide adequate capital to stay operational and continue to develop revenues toward profitability and sustainability from revenues.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors.

Not required of a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company sold 193,501 shares of common stock to accredited investors at a purchase price of $3.00 per share and 82,333 shares of common stock to accredited investors at a purchase price of $1.50 per share.

In connection with the foregoing, the Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Except as set forth under Item 2 above, there is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

* Filed herewith. ** Furnished herewith.
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 3, 2022

