Form 10-Q
period 2022-09-30
THUMZUP MEDIA Corp
filed 2022-11-14
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission File Number: 333-255624

Thumzup Media Corporation

(Exact name of registrant as Specified in its Charter)

California	511210	85-3651036
(State or Other Jurisdiction of	(Primary Standard Industrial	(Internal Revenue Service
Incorporation or Organization)	Classification Code Number)	Employer Identification Number)

11845 W. Olympic Blvd., Ste 1100W #13 Los Angeles, CA	90064
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(310) 237-2887

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,106,336 shares of common stock issued and outstanding as of November 7, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

September 30, 2022

Thumzup Media Corporation

Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,099,761	$424,445
Prepaid expenses	123,838	-
Total current assets	1,223,599	424,445

Property and equipment, net	3,093	4,713
TOTAL ASSETS	$1,226,692	$429,158

LIABILITIES & STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$32,256	$34,313
Senior Secured Convertible Promissory Notes	-	215,000
Total current liabilities	32,256	249,313

Total liabilities	32,256	249,313

Stockholders’ equity
Preferred stock, $0.001 par value, 24,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Preferred Series A, $0.001 par value, 1,000,000 shares authorized; 113,154 and 0 shares issued and outstanding, respectively	113	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,106,333 and 6,037,836 shares issued and outstanding, respectively	7,106	6,038
Additional paid-in capital	2,842,605	1,036,749
Accumulated deficit	(1,655,388)	(862,942)
Total stockholders’ equity	1,194,436	179,845
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,226,692	$429,158

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statements of Operation

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Total revenue	$1,632	$-	$6,524	$-

Operating expenses:
Cost of revenue	1,900	-	1,900	-
Sales and marketing	64,748	1,882	130,107	4,003
Research and development	126,479	268,115	412,477	474,445
General and administrative	100,900	19,448	243,979	37,071
Depreciation expense	540	720	1,620	1,196
Total operating expenses	294,567	290,165	790,083	516,715
(Loss) income from operations	(292,935)	(290,165)	(783,559)	(516,715)

Other income (expenses)
Interest (expense)	-	(5,829)	(8,886)	(13,043)
Total other income (expenses)	-	(5,829)	(8,886)	(13,043)

Net income (loss) before income taxes	(292,935)	(295,994)	(792,445)	(529,758)
Provision for income taxes	-	-	-	-
Net (loss)	$(292,935)	$(295,994)	$(792,445)	$(529,758)

Earnings per common share - Basic and diluted	$(0.05)	$(0.06)	$(0.13)	$(0.09)

Weighted average common shares outstanding -Basic and diluted	6,444,547	5,367,274	6,156,567	5,616,704

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Statement of Stockholders’ Equity

September 30, 2022

					Additional		Total Retained
	Preferred Series A		Common Stock		Paid-in	Accumulated	Earnings/
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended September 30, 2022 and 2021

Balance at June 30, 2022	-	$-	6,315,670	$6,316	$1,758,852	$(1,362,452)	$402,716

Preferred Series A issued for cash	17,558	18			789,982		790,000
Preferred Series A issued for conversion of notes and accrued interest	95,596	96			157,638		157,733
Common Stock issued for cash			11,000	11	32,989	-	33,000
Common Stock issued for services			2,000	2	18,378	-	18,380
Common Stock issued for conversion of notes and accrued interest			777,663	778	84,765		85,543
Net Loss						(292,935)	(292,935)
				(1)		(1)	(1)
Balance at September 30, 2022	113,154	$113	7,106,333	$7,106	$2,842,604	$(1,655,388)	$1,194,436

Balance at June 30, 2021	-	$-	5,754,500	$5,755	$718,745	$(239,450)	$485,050
Net Loss						(295,994)	(295,994)

Balance at September 30, 2021	-	$-	5,754,500	$5,755	$718,745	$(535,444)	$189,056

For the Nine Months Ending September 30, 2022 and 2021

Balance at December 31, 2021	-	$-	6,037,836	$6,038	$1,036,749	$(862,942)	$179,845

Preferred Series A issued for cash	17,558	18			789,982		790,000
Preferred Series A issued for conversion of notes and accrued interest	95,596	96			157,638		157,733
Common Stock issued for cash			286,834	286	736,714		737,000
Common Stock issued for services			4,000	4	36,756		36,760
Common Stock issued for conversion of notes and accrued interest			777,663	778	84,765		85,543
Net Loss						(792,445)	(792,445)
						(1)
Balance at September 30, 2022	113,154	$113	7,106,333	$7,106	$2,842,604	$(1,655,388)	$1,194,436

Balance at December 31, 2020			5,000,000	$5,000	$(5,000)	$(5,687)	$(5,687)
Common stock issued for services			30,000	30	(30)	-	-
Common stock issued for cash			724,500	725	723,775	-	724,500
Net loss						(529,758)	(529,758)
						1	1
Balance at September 30, 2021	-	$-	5,754,500	$5,755	$718,745	$(535,444)	$189,056

The accompanying unaudited notes are an integral part of these condensed unaudited financial statements.

Thumzup Media Corporation

Statements of Cash Flows

For The Nine Months Ending September 30,

(unaudited)

	2022	2021
Cash flows from operating activities
Net loss	$(792,445)	$(529,758)
Depreciation expense	1,620	1,196
Stock issued for services	36,760	-
Interest expense converted to stock	8,886	-
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(123,838)	(103,350)
Other assets	-	7,214
Accounts payable and accrued expenses	17,033	51,342
Net cash used in operating activities	(851,984)	(573,356)
Cash flows from investing activities
Purchase of property and equipment	-	(6,449)
Purchase of intangible assets, Trademarks	-	(2,098)
Net cash used in investing activities	-	(8,547)
Cash flows from financing activities
Proceeds from sale of common stock	737,000	724,500
Proceeds from loan – related party	300	-
Proceeds from sale of preferred Series A	790,000	-
Net cash provided by financing activities	1,527,300	724,500

Net (decrease) increase in cash	675,316	142,597
Cash at the beginning of the period	424,445	101,317
Cash at the end of the period	$1,099,761	$243,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of noncash financing activities:
Preferred Series A issued for conversion of notes payable	$157,733	$-
Common stock issued for conversion of notes payable and accrued interest	$85,543	$-

The accompanying unaudited notes are an integral part of these financial statements and should be read in conjunction with these unaudited financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

September 30, 2022

Note 1 - Business Organization and Nature of Operations

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Los Angeles. The Company’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media. Thumzup mission is to democratize social media marketing by connecting advertisers with non-professional people, who can be paid for their posts about products and services they love through its technology which utilizes a proprietary mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the first nine months of 2022 and continues with the development of enhancements to its App and marketing efforts.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were $1,099,761and $424,445, respectively.

Prepaid Expenses

Prepaid expenses consist prepaid professional fees related to a scheduled filing and other receivables of $123,838 and $0 at September 30, 2022 and December 31, 2021, respectively.

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

The estimated useful life for computer equipment is three years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to computer equipment. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1,620 and $476, respectively.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of $2,863and $0, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Research and Development Costs

Research and development expenses primarily consist of outside contractor costs related to engineering, design and development of a working prototype ThumzupTM App. Generally accepted accounting principles define research costs as a planned search or investigation to discover new knowledge with the hope that the results will eventually be useful in creating new products or services or significant improvements in existing products or services. Capitalization of research and development costs for software begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. For the nine months ended September 30, 2022 and 2021, research and development costs for software were expensed when incurred as they related to the initial product development stage for our ThumzupTM App.

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

The Company has an accumulated deficit of approximately $1,655,388 as of September 30, 2022, and at the current corporate tax rate of 21% results in an estimated net operating loss (“NOL”) of $348,000. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding the realization of such tax assets.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At September 30, 2022 and December 31, 2021, the Company had a cash balance of $1,099,761 and $424,445, respectively. The Company used $851,984 to fund operating activities for the nine months ended September 30, 2022 and had an accumulated deficit of $1,655,388.

During the third quarter ended September 30, 2022, the Company sold 17,558 shares of its Series A Preferred stock and received proceeds of $790,000.

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

In September 2022 the Company entered into separate exchange agreements with the Holders of the Senior Secured Promissory Notes to allow the conversion of their notes and accrued interest into shares of preferred stock. In September 2022 the Holders of the Senior Secured Promissory Notes exercised their option to convert their notes and accrued interest of $85,543 into 777,663 shares of common stock, and $157,733 of notes and accrued interest were converted into 95,596 shares of Preferred Series A stock. The balance of the Senior Secured Promissory Notes and the associated accrued interest payable at September 30, 2022 was $0.

Note 5 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. On September 26, 2022 the Company submitted a Certificate of Designation to the Secretary of State of Nevada designating 1,000,000 shares of preferred stock as Series A Preferred. Each shareholder shall have the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series A Preferred into the number of shares of Common Stock. Each share of Series A Preferred initially converts into 15 shares of Common Stock at a reference rate of $3.00 per share of Common Stock subject to adjustments.

The holders of Series A Preferred shall be entitled to receive, in cash or in-kind at Company’s election, in an amount equal to $3.50 per share. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the Common Stock on the Trading Day prior to the issuance of the dividend is below the Reference Rate, in which case the Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Certificate of Designations.

During September 2022, the Company entered into a Securities Purchase Agreement with five accredited investors. Pursuant to the Securities Purchase Agreements, the company sold 17,558 Shares of its Series A Preferred at $45.00 per preferred share and received gross proceeds of $790,000.

During September 2022, the Company issued 95,596 shares of its Series A Preferred upon conversion of the Senior Secured Promissory Notes and the associated accrued interest payable of $157,733. The balance of the Senior Secured Promissory Notes payable at September 30, 2022 and December 31, 2021 was $0 and $215,000, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As September 30, 2022 and December 31, 2021, the Company had 7,106,333 and 6,037,836 shares issued and outstanding, respectively.

In August 2022, the Company sold 11,000 shares of common stock at $3.00 per share to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended.

During September 2022, the Company issued 777,663 shares of its common stock upon conversion of the Senior Secured Promissory Notes and the associated accrued interest payable of $85,543. The balance of the Senior Secured Promissory Notes payable at September 30, 2022 and December 31, 2021 was $0 and $215,000, respectively.

During the nine months ended September 30, 2022, the Company sold 82,333 shares of common stock at $1.50 per share and 193,501 shares of common stock at $2.00 per share to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended. The Company issued 2,000 shares of common stock to an outside consultant for services and recognized an expense of $18,380.

During the three nine ended September 30, 2021, the Company issued 30,000 shares of common stock to its legal counsel at par value per share of $0.001, pursuant to an engagement letter entered into in December 2020, and sold 724,500 shares of common stock at $1.00 per share to accredited investors within the meaning of the federal securities laws in transactions exempt from registration under the Securities Act of 1933, as amended. The Company received proceeds from the sales of $724,500.

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

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 7 – Subsequent Events

On October 1, 2022, the Company entered into an employment agreement with Robert Steele for his services as Chief Executive Officer. Under the terms of the employment agreement, Mr. Steele receives a salary of $5,000 per month.

From October 1 to November 7, 2022, the Company issued 3,335 shares of Series A Preferred stock for cash proceeds of $150,000.

On October 31, 2022, a majority of the shareholders of the Company adopted a resolution to increase the Company’s authorized capital from 100,000,000 to 275,000,000 of which consist of 250,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

On October 31, 2022, the Board and a majority of the shareholders adopted resolutions to grant discretionary authority to the Board to amend the Articles of Incorporation to effect one or more consolidations of the issued and outstanding shares of Common Stock, pursuant to which the shares of Common Stock would be combined and reclassified into one share of Common Stock at a ratio within the range from 1-for-2 up to 1-for-10 (each, a “Reverse Stock Split”), provided that, the Company shall not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-10.

On October 31, 2022, the Board and a majority of the shareholders adopted resolutions to grant discretionary authority to the Board to amend the Articles of Incorporation to effect one or more forward splits of the issued and outstanding shares of Common Stock, pursuant to which the shares of Common Stock would be increased at a ratio within the range from 2-for-1 up to 10-for-1 (each, a “Forward Stock Split”), provided that, the Company shall not effect Forward Stock Splits that, in the aggregate, exceed 10-for-1.

On November 4, 2022, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to authorize 275,000,000 shares of the Company, of which consist of 250,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this quarterly report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, and other impacts to the business;

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to manage credit and debt structures from debt holders;

●	our ability to generate revenues and manage the growth of our business;

●	competitive pressures;

●	general economic conditions;

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	compliance with laws and regulations, including those relating to corporate governance matters and tax matters, as well as any future changes to such laws and regulations.

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

INTRODUCTION

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Los Angeles. The Company’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media. Thumzup mission is to democratize social media marketing by connecting advertisers with non-professional people, who can be paid for their posts about products and services they love through its technology which utilizes a proprietary mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the first nine months of 2022 and continues with the development of enhancements to its App and marketing efforts.

The Thumzup App was launched in November 2021 in a limited capacity. To date our clients have paid more than 104 creators between $3.00 and $10.00 each to post about our initial advertisers. More than 1,145 posts have been made by our creators.

As of November 7, 2022, the Company has sufficient funds to operate for the next twelve months. The Company anticipates raising additional capital to expand sales to new advertisers, expand acquiring new creators and to improve and further develop the technology.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the nine months ended September 30, 2022 and 2021, we incurred $792,445 and $529,758 in net losses due primarily to software research and development expenses in both periods.

Thumzup® Products and Services

The Company operates in a single business segment which is social media marketing. The Thumzup® App works on both iPhone and Android mobile operating systems and connects brands and people who use and love these brands. For the Advertiser, Thumzup® incentivizes real people to become content Creators and post authentic valuable posts on social media about the Advertiser and its products.

The Company seeks to capitalize on industry-wide gig economy and business democratization trends. Immense value and opportunity have been created through the democratization of ride sharing, hospitality, finance and other industries. The Thumzup® tools are designed to facilitate this democratization trend for the consumer and the Advertiser within the online advertising space.

The Company has built the technology to support an influencer and “gig” economy community around its Thumzup® App. This technology and community are designed to generate scalable authentic product posts and recommendations for Advertisers on social media. It is designed to connect Advertisers with individuals who are willing to tell their friends about the Advertisers’ products online and offline.

Social Media Marketing Software Technology

The Thumzup® mobile App enables Creators, to select from brands advertising on the App and get paid to post about the Advertiser on social media. Once the Thumzup® Creator selects the brand and takes a photo using the Thumzup® App, the Thumzup® App posts the photo and a caption to the Creator’s social media accounts. The Advertiser then reviews and approves the post for payment and the Creator can cash out whenever they choose through popular digital payment systems. For the Advertiser, the Thumzup® system enables brands to get real people to promote their products to their friends, rather than displaying banner ads that people are tuning out.

A recent Nielsen report found more than 80% of consumers believe friends and family are the most reliable sources of information about products [1]. According to a Pixlee article, 64% of millennials recommend a product at least once a month [2], and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation [3].

The average American adult is expected to spend 8 hours and 11 minutes per day using digital media in 2022 according to Insider Intelligence [4]. The amount of daily usage has increased significantly over the past several years, again according to Insider Intelligence [4], and the Company believes such usage will continue to accelerate. The Company empowers businesses that want to interact with these Creators and provides tools and data so they can increase consumer awareness and expand their customer bases.

In the past decade, social media platforms like Instagram, Facebook, Twitter, Pinterest, and TikTok have achieved mass worldwide consumer acceptance and created hundreds of billions of dollars in shareholder value. This worldwide viral growth demonstrates that compelling new social media platforms which present the right combination of experience and value, will attract Creators who will invest significant amounts of time on the platforms.

The Company is an early-stage entity building a new real-time platform to support the gig economy. The Company believes that acceptance of its App and revenue growth can be driven by empowering everyday people to make money by posting about what they find to be enjoyable or attractive on social media. The Company believes that the Thumzup® App is a conduit for Advertisers to connect directly with consumers. The Company will need to secure enough Advertisers to make the App an attractive platform for adoption and scalability, and to ensure that the platform is interesting enough for the Creators to return to on a regular basis. No assurance can be given that the Company will be able to achieve these results.

[1] https://www.insiderintelligence.com/insights/us-time-spent-with-media/

[2] https://venturebeat.com/business/masse-seeks-to-improve-product-recommendations-by-building-a-friends-network/

[3] https://www.pixlee.com/blog/the-50-user-generated-content-stats-you-need-to-know

[4] https://www.cnbc.com/2019/11/08/study-young-people-want-to-be-paid-influencers.html

The Industry—Influencer Marketing

The Company believes that it is developing a new form of social media marketing that does not currently exist, therefore existing descriptions of market size and penetration are not directly applicable. As Thumzup® matures, the Company believes there will be other competitors in this new market of paying non-professional advocates to tell their friends about products they love on social media at the point-of-sale. The closest existing market that is similar to Thumzup’s market is the rapidly growing subset of online advertising called “influencer marketing.” As social media influencers become more plentiful and proven, advertising spending has increased in this space. Brands are estimated to spend up to $4.62 billion on influencer marketing in 2023 according to a 2021 Insider Intelligence forecast [7]. We believe major. Major brands recognize that having their happy customers post on social media is valuable.

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personalities. Some of these platforms have expanded to accommodate “micro-influencers” – people with 5,000 to 30,000 social media followers. In the Company’s opinion, none of these influencer platforms has entered the public consciousness and found mass adoption.

Recent research conducted by TapInfluence has found that influencer marketing content delivers 11 times higher return on investment than traditional forms of digital marketing [5], and approximately 66% of marketing firms now deploy influencer marketing according to a 2018 Association of National Advertisers survey [6]. A recent Nielsen report found more than 80% of consumers believe friends and family are the most reliable sources of information about products [5]. According to an analysis of Thumzup’s data, as an influencer’s follower total rises, the rate of engagement (likes and comments) with followers decreases. Those with less than 1,000 followers, also referred to as “nano-influencers,” generally received likes on their posts 8% of the time according to an analysis of Thumzup’s data. There thus appears to be, in the Company’s view, a clear downward correlation between follower sizes and post likes. Around 66% of marketers now use influencers and nearly half of U.S. marketers plan to increase their influencer budgets according to a according to a 2018 Association of National Advertisers survey [6]. According to a Pixlee article, 64% of millennials recommend a product at least once a month [3], and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation [4].

The Company has designed Thumzup® “from the ground up” to make it easy for brands and service providers to activate people who are not professional influencers but who are passionate about the products, services, or establishments they enjoy or frequent and then are willing to relate those experiences to their friends and other social media followers. The Company has designed the Thumzup App and Advertiser dashboard with Apple-style simplicity and intuitive features to make participation by all individuals seamless with their existing use of social media.

The Company’s first product—Thumzup® App

The Company operates in a single business segment, which is social media marketing. The Company’s mobile iPhone and Android applications called “Thumzup®” connects brands, products, and services to the people who use and love these brands, products, and services. For Advertisers, Thumzup® activates real people to post real product reviews and testimonials on social media with the intention of enhancing brand awareness and reaching targeted consumers more directly and effectively while driving profitable traffic to the Advertisers’ products and services.

[5] https://www.inc.com/bill-carmody/influencer-marketing-delivers-11x-roi-over-all-other-forms-of-digital-media.html

[6] https://www.chiefmarketer.com/majority-marketers-use-influencers-survey/

[7]https://www.insiderintelligence.com/content/analyst-note-new-forecast-us-influencer-marketing-now-3-billion-plus-industry

The Company is building an influencer and gig economy community around the Thumzup® mobile App that will generate scalable authentic product posts and recommendations for Advertisers on social media and create a technology platform making person-to-person advertising easy, cost-effective, and scalable. The App and Advertiser dashboard are designed to connect Advertisers with individuals who are willing to promote their products and services online and offline.

Social Media Marketing Software Technology

The Company’s Services

The Thumzup® mobile App enables Creators to select from brands advertising on the App and get paid to post about the Advertiser on social media. Once the Thumzup® Creator selects the brand and takes a photo using the Thumzup® App, the Thumzup® App posts the photo and a caption to the Creator’s social media accounts. The Advertiser then reviews and approves the post for payment and the Creator can cash out whenever they choose through popular digital payment systems. For the Advertiser, the Thumzup® system enables brands to get real people to promote their products and services to their friends, rather than displaying banner ads that social media users are tuning out.

With the Thumzup® App, the Company is targeting and seeking to sign up everyday people and gig economy workers who like specific brands and present them with opportunities to be paid for posting about the brands on social media. The Company believes that its management team has the sales relationships, legal, and technology expertise for its current level of development. The Company will need to add additional staff to rapidly grow the business. All source code, development work, and intellectual property performed under independent development or employment contracts paid for by the Company are assigned to and owned by Thumzup®.

Intellectual Property

The Company owns the copyrights to the source code for the Thumzup® App on the iPhone iOS and Android operating mobile operating systems as used on the majority of mobile phone and tablet devices. The Company also owns the copyrighted source code for the “backend” system that administrates the Thumzup® App, tracks payments and advertising campaigns.

The Thumzup® thumb logo is a registered trademark owned by Thumzup® Media Corporation, Reg. No. 6,842,424, registered Sep. 13, 2022. On April 13, 2021, the Company filed a trademark application ser. No. 90642789 with the U.S. Patent and Trademark Office (“USPTO”) for the word mark THUMZUP, which was granted registration on June 21, 2022, resulting in reg. no. 6764158. Also on April 13, 2021, the Company filed a trademark application ser. No. 90642848 for the Thumzup® logo, featuring a stylized hand with an upwardly extended thumb. Meta Platforms, Inc. (which owns and operates Facebook and Instagram) initially filed opposition to the logo on June 30, 2022. Thumzup® agreed to not use the logo as a reaction to a post and Meta Platforms, Inc. subsequently withdrew their opposition on August 5, 2022 and it was dismissed without prejudice.

Business Model

Advertisers purchase a campaign on the Thumzup® website. Once the Advertiser approves a post for payment, the platform facilitates the payment to Creators a monetary amount per screened post which may range from $1.00 to $1,000.00. The Thumzup® platform enables the Advertiser to screen posts so that the Advertiser only pays for posts that are commercially valuable and rewards Creators for posts that have images and text that represent the Advertiser in a positive manner.

Per Post Fee. Thumzup® Advertisers are charged a “Per Post Fee.” By way of illustration, an Advertiser that buys 100,000 posts from Thumzup®, to pay out $10 per post to Thumzup® Creators, would purchase the posts for $13.00 each or $1,300,000. The Creators in this illustration would receive a total of $1,000,000 and Thumzup® would retain $300,000 for its services. The Thumzup® platform would facilitate 100,000 posts for the Advertiser from Thumzup® Creators sharing with their friends about their endorsed products on social media.

Value Proposition

The Thumzup® App is designed to generate scalable social media authentic social media content for Advertisers. It is designed to connect Advertisers with individuals who are willing to authentically promote their products online. The Company envisions that many gig economy workers will be ideal candidates to become Creators posting on Thumzup®. Imagine a gig economy driver waiting for their next fare who takes a moment to post about the good experience they had at their lunch spot where they are waiting. Imagine a gig economy worker on a laptop at a coffee shop doing a graphic design project from a gig economy site who takes a moment to post about the coffee shop where they are working on Thumzup®. The Company believes that Thumzup® can readily provide extra income for this existing pool of gig economy workers. The Company believes these gig economy workers will be able to provide quality Thumzup® posts on social media for which Advertisers will be willing to pay.

Regulatory Compliance

The Federal Trade Commission regulates and requires certain disclosures by social media influencers, specifying when disclosure is required, and how the disclosure should be presented. These rules are codified in the Code of Federal Regulations, 16 CFR Part 255. Specifically, the FTC requires that influencers disclose any financial, employment, personal, or family relationship with a brand. Influencers must disclose financial relationships and consideration paid including any money, discounted products or other benefits paid to the influencer. Creators on the Thumzup platform are being paid to post about Thumzup advertisers. Thumzup puts #ad in each post made on its platform to disclose that the creator has been paid to make the post.

The Company does not believe its compliance with existing FTC regulations will have a material effect on capital expenditures, earnings and competitive position of the Company for the current fiscal year and any other material future period.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At September 30, 2022 and December 31, 2021, the Company had a cash balance of $1,099,761 and $424,445, respectively, and the Company used $851,984 to fund operating activities for the nine months ended September 30, 2022. The has an accumulated deficit at September 30, 2022 of $1,655,388, and the Company may need to raise additional funding and manage expenses in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table set forth certain selected unaudited statement of operations data for the three months ended September 30, 2022 and 2021.

	2022	2021
Revenues	$1,632	$—
Operating expenses	294,567	290,165
Loss from operations	(292,935)	(290,165)
Net loss from continuing operations	(292,935)	(295,994)
Net loss per common share	$(0.05)	$(0.06)

Revenues

The Company recognized $1,632 and $0 of revenue during the three months ended September 30, 2022 and 2021, respectively due to the release of its App during the fourth quarter of 2021, thus, no revenues were recognized in the comparable period of 2021.

Operating expenses

For the three months ended September 30, 2022, the Company recognized a total of $294,567 in operating expenses. The operating expenses were comprised of $126,479 in software research and development expenses, $64,748 in marketing expenses, $100,900 in general and administrative expenses and $540 in depreciation expense.

For the three months ended September 30, 2021, the Company recognized a total of $290,165 in operating expenses. The operating expenses were comprised of $268,115 in software research and development expenses, $1,882 in marketing expenses, $19,448 in general and administrative expenses and $720 in depreciation expense.

Other expenses

The Company recorded interest expense of $0 and $5,829 related to the senior secured convertible promissory for the three months ended September 30, 2022 and 2021, respectively.

Net Loss and net loss from operations

The Company realized a net loss from operations of $292,935 and $290,165 for the three months ended September 30, 2022 and 2021, respectively. The net loss for the same periods was $292,935 and $295,994, respectively due to minimal revenues recognized and increased operating expenses in 2022 compared to startup operating costs in 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table set forth certain selected unaudited statement of operations data for the nine months ended September 30, 2022 and 2021.

	2022	2021
Revenues	$6,524	$—
Operating expenses	790,083	516,715
Loss from operations	(783,559)	(516,715)
Net loss from continuing operations	(792,445)	(529,758)
Net loss per common share	$(0.13)	$(0.09)

Revenues

The Company recognized $6,524 and $0 of revenue during the nine months ended September 30, 2022 and 2021, respectively due to the release of its App during the fourth quarter of 2021, thus, no revenues were recognized in the comparable period of 2021.

Operating expenses

For the nine months ended September 30, 2022, the Company recognized a total of $790,083 in operating expenses. The operating expenses were comprised of $412,477 in software research and development expenses, $130,107 in marketing expenses, $243,979 in general and administrative expenses and $1,620 in depreciation expense.

The Company is expanding its advertising and marketing efforts to drive revenues and increased expenses in this area by approximately $126,000 for the nine months ending September 30, 2022 compared to the nine months ending September 30, 2021.

General and administrative expenses increased over the prior year period by approximately $207,000 due to increased legal and accounting of approximately $97,000, increased consulting expenses of approximately $21,000, increased travel costs in capital raise efforts of approximately $32,000, increased transfer agent fees due to active trading for the full nine months of 2022 of approximately $11,000, increased administrative contract services to a full-time basis of approximately $31,000 and increased office supplies and software subscriptions of approximately $15,000.

For the nine months ended September 30, 2021, the Company recognized a total of $516,715 in operating expenses. The operating expenses were comprised of $474,445 in software research and development expenses, $4,003 in marketing expenses, $37,071 in general and administrative expenses and $1,196 in depreciation expense.

Other expenses

For the nine months ended September 30, 2022 the Company had $8,886 in interest expense related to the senior secured convertible promissory notes. For the same period in 2021 the Company recorded interest expense of $13,043 related to the senior secured convertible promissory notes.

Net Loss and net loss from operations

The Company realized a net loss from operations of $783,559 and $516,715 for the nine months ended September 30, 2022 and 2021, respectively. The net loss for the same periods was $792,445 and $529,758, respectively.

Liquidity and capital resources

As of September 30, 2022, the Company had cash of $1,099,761 compared to cash of $424,445 as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $1,655,388 and $862,942, respectively.

For the nine months ending September 30, 2022 and 2021, the Company’s operations resulted in net cash used of $851,984 and $573,356, respectively.

Net cash used in in investing activities for the nine months ended September 30, 2022 and 2021 was $0 and $6,449 used to purchase computer equipment and to acquire intangible assets, Trademark, of $2,098.

Net cash provided by financing activities was $1,527,300 and $724,500 for the nine months ended September 30, 2022 and 2021, respectively, due mainly to capital raised from accredited investors in both periods. The Company continues its capital raise efforts and believes it has sufficient cash on hand to fund its operations for the next twelve months.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A.	Risk Factors.

Not required of a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company sold 17,558 shares of Series A Preferred stock to accredited investors at a purchase price of $45.00 per share and issued 95,596 shares of Series A Preferred stock for conversion of notes payable. The Company sold 290,152 shares of common stock to accredited investors at purchase prices of $1.00 to $3.00 per share. The Company issued 777,663 shares of common stock for conversion of notes payable and issued 4,000 shares of common stock for services.

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

Item 6.	Exhibit

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2022

