Form 10-K
period 2022-12-31
THUMZUP MEDIA Corp
filed 2023-03-31
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-255624

Thumzup™ Media Corporation

(Exact name of registrant as specified in its charter)

Nevada	85-3651036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Blvd, Ste 1100W #13, Los Angeles, CA	90064
(Address of principal executive offices)	(Zip Code)

(800) 403-6150

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $11,522,721 as of June 30, 2022.

As of March 29, 2023, there were 7,126,336 shares of the registrant’s common stock outstanding.

THUMZUP™ MEDIA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Relating to Our Business

The Company is a recently formed company with an unproven business plan, has not yet established profitable operations and has generated minimal revenue.

The Company was formed in October 2020 and has not yet established profitable operations and has generated nominal revenue.

The Company expects to continue to incur losses from operations and negative cash flows, which raise substantial doubt about its ability to continue as a “going concern.”

The Company’s independent registered public accounting firm’s reports have raised substantial doubt as to its ability to continue as a “going concern.”

The continuing COVID-19 pandemic may have a significant negative impact on the Company’s business, sales, results of operations and financial condition.

The Company may not generate sufficient cash flows to cover its operating expenses.

Security breaches and other disruptions could compromise the Company’s information and expose it to liability, which would cause its business and reputation to suffer.

The Company is dependent on third parties to, among other things, maintain its servers, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.

Because the Company does not intend to pay any cash dividends on its shares of common stock in the near future, shareholders will not be able to receive a return on their shares unless and until they sell them.

The Company is dependent on key personnel.

The Company may not be able to successfully execute the business plan.

The Company is a new company with a brief operating history, no revenue and an untested business plan which may not be accepted in the markets in which it intends to operate.

The Company has not yet established brand identity and customer loyalty.

The Company cannot assure investors that the Thumzup® App will be accepted.

A better financed competitor may enter the marketplace, cause the Company’s market share or acceptance rates to plummet and adversely affect its ability to sustain viable operations.

Although the Company may own various intellectual property rights, these rights may not provide it with any competitive advantage.

The Company’s future financial results are uncertain and its operating results may fluctuate, due to, among other things, consumer trends, the impact of COVID on advertising budgets and App user activity, competition, and changing social media behaviors.

The Company’s ability to succeed will depend on the ability of its management to control costs.

Key personnel of the Company do not devote full time to the affairs of the Company and could allocate their time and attention to other business ventures which may not benefit the Company.

The Company’s Officers, Directors, and employees are entitled to receive compensation, payments and reimbursements, regardless of whether it operates at a profit or a loss.

Combination or “layering” of multiple risk factors may significantly increase the risk of loss on shares of the Company’s common stock.

Our business is sensitive to consumer spending, inflation and economic conditions.

Russia’s Invasion of Ukraine may negatively impact our business.

Several of our outsourced developers are based in Pakistan and our product development could be impacted by conflict in the Middle East.

We rely on third-party internal and outsourced software to run our critical development and information systems. As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

Risks Related to our Common Stock

There can be no assurance that our Common Stock will ever be approved for listing on a national securities exchange. Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult or impossible for investors to sell their shares in a timely manner.

The Company is controlled by its Chairman/Board of Directors, Chief Executive Officer, President, and additional Officers of the Company.

The Company’s common stock price may be volatile, which could result in substantial losses to investors and litigation.

The sale or availability for sale of substantial amounts of the Company’s common stock could adversely affect the market price of the common stock.

The Company is controlled by a small group of existing shareholders, whose interests may differ from other shareholders. The Company’s Officers and Directors will significantly influence its activities, and their interests may differ from an investor’s interests as a shareholder.

The Company is an “emerging growth company” under the JOBS Act and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

The Company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

If equity research analysts do not publish research or reports about the Company, or if they issue unfavorable commentary or downgrade its common stock, the market price of its common stock will likely decline.

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

The Company was incorporated on October 27, 2020, under the laws of the State of Nevada. Its headquarters are located in Los Angeles, CA. The Company has never been the subject of any bankruptcy or receivership. The Company has never engaged in any material reclassification, merger, or consolidation of the Company. The Company has not acquired or disposed of any material amount of assets except in the normal course of business.

In February 2022, the Company was admitted to the Over-The-Counter Venture Market quotation system (OTCQB) under the symbol TZUP.

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

A recent Nielsen report found more than 80% of consumers believe friends and family are the most reliable sources of information about products. According to a Pixlee article, 64% of millennials recommend a product at least once a month, and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation.

The average American adult is expected to spend 8 hours and 11 minutes per day using digital media in 2022 according to Insider Intelligence. The amount of daily usage has increased significantly over the past several years, again according to Insider Intelligence, and the Company believes such usage will continue to accelerate. The Company empowers businesses that want to interact with these Creators and provides tools and data so they can increase consumer awareness and expand their customer bases.

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

The Industry—Online Advertising

The Company believes that it is developing a new form of social media marketing that does not currently exist, therefore existing descriptions of market size and penetration are not directly applicable. As Thumzup® matures, the Company believes there will be other competitors in this new market of paying non-professional advocates to tell their friends about products they love on social media at the point-of-sale. The closest existing market that is similar to Thumzup’s market is the rapidly growing subset of online advertising called “influencer marketing.” As social media influencers become more plentiful and proven, advertising spending has increased in this space. Brands are estimated to spend up to $4.62 billion on influencer marketing in 2023 according to a 2021 Insider Intelligence forecast[7]. We believe major brands recognize that having their happy customers post on social media is valuable.

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personalities. Some of these platforms have expanded to accommodate “micro-influencers” – people with 5,000 to 30,000 social media followers. In the Company’s opinion, none of these influencer platforms has entered the public consciousness and found mass adoption.

Recent research conducted by TapInfluence has found that influencer marketing content delivers 11 times higher return on investment than traditional forms of digital marketing, and approximately 66% of marketing firms now deploy influencer marketing according to a 2018 Association of National Advertisers survey. A recent Nielsen report found more than 80% of consumers believe friends and family are the most reliable sources of information about products. According to Simplilearn, nano-influencers have an average engagement rate of 8%, more than 4 times that of accounts with more than 1,000,000 followers and further, as an account’s audience grows, its engagement rate tends to decrease. There thus appears to be, in the Company’s view, a clear downward correlation between follower sizes and post likes. Around 66% of marketers now use influencers and nearly half of U.S. marketers plan to increase their influencer budgets according to a according to a 2018 Association of National Advertisers survey. According to a Pixlee article, 64% of millennials recommend a product at least once a month, and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation.

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

The Company does not believe its compliance with existing FTC regulations will have a material effect on capital expenditures, earnings and competitive position of the Company and its subsidiaries, for the current fiscal year and any other material future period.

Thumzup™ App Workflow

For direct-to-consumer (“DTC”) brands, a customer might get a postcard in the box upon receiving a purchase in the mail. A postcard would inform the customer about the opportunity to get cashback by sharing a picture of the purchase with friends on social media. If the Creator takes a picture of the postcard, a link to download the Thumzup® App will appear on the customer’s phone. The illustration to the left and those below are intended as examples only and will not necessarily correlate to a final version or an amount. Actual wording and amounts will depend on agreements with Advertisers, products or brands seeking recommendations and other market factors as may be assessed by management.

For physical stores and restaurants, the Company offers signage to make patrons aware that they can be paid to tell their friends about their positive experience in the store or restaurant.

When Creators open the Thumzup® App on their phones, they will reach a welcome screen which establishes the idea that they can get paid to post about brands, services and places they like with the App.

The main screen appears after a Creator enters the unique code the Company sent. The main screen enables each Creator to easily select brands, nearby restaurants, and stores that will pay the Thumzup Creator to post to friends and other followers about products and places recommended by the Creator on social media.

The main screen has seven main areas where the Creator can take action. There is a “hamburger” menu in the upper left to access administrative functions and there is a balance due to the Creator displayed on the upper right. Next, going down the screen there is a search bar, a map tool, a left to the right slider to select brands that will pay for posts, and an up and down slider to select locations nearby that will pay to post. The “hamburger” menu in the upper left gives the Creator access to change bank or payment information, to link to social media, and to invite friends. The balance due to the Creator number in the upper right has the total of monies pending and monies due but not yet transferred to the Creator.

When Creators select a brand or location tile from the main menu, the App enables them to take pictures of their enjoying the product or experience. The App then enables them to customize the caption that will be posted to social media. Once Creators submit the pictures and captions, they get uploaded and displayed on the social media account of those Creators.

Thumzup® inserts the tag required to disclose that the post is a paid promotion. If the Advertiser, in this case at left, a fictional brand called “Wearclick” has chosen to offer a discount code to the Thumzup Creator’s friends on social media, that discount code gets embedded in the post along with the offer.

When the Creator makes a new post, the post is reviewed by Thumzup on behalf of the Advertiser to assure that it meets community standards, does not include sexually explicit images or text, and that the post reflects the Advertiser in a commercially favorable light. For instance, if images are poorly lit or irrelevant to the brand, Creators may be sent text messages to the Creators giving them this feedback and explaining that the post is not due for payment.

When Creators want to receive the money they have earned they tap on the PayMe! selection on the App menu. The App then pays the Creator via online payment systems, such as Venmo or PayPal, the amount due from all screened posts made by that Creator.

The App enables the Creator to search for brands they like that will pay them to post. This is useful so that Thumzup® Creators can easily discover brands they like to post about. The App pays Creators to post about brands.

In the Company’s opinion, paid posts from happy customers about how much they like an Advertiser’s goods or services offer attractive, compelling values to both Advertisers and Creators compared to traditional online advertising because those posts should yield higher response rates.

The Thumzup® system provides Advertisers with quality control by enabling the Advertiser to review posts to make sure that the posts meet community standards and are commercially useful to the Advertiser. This helps reduce the number of people who may try to game the system to otherwise not use it properly. Thumzup® Creators can opt-in to receive text message from brands. This opt-in opportunity is valuable to Advertiser brands because text messages have higher visibility to potential customers than emails.

The Thumzup® system enables “campaign spend” to be limited by a total dollar amount as determined by the Advertiser. Once the posts that the Advertiser has paid for have been posted and approved for payment, the campaign expires and the Advertiser incurs no additional cost until it chooses to increase the amount. It also enables the Advertiser to limit the number of posts made by an individual Creator by day, week, and month. The Company believes that this feature enables more efficient budgetary control while reducing unintended cost overruns. This feature may eliminate abuse or saturation by Creators who post more than what may be commercially valuable to Advertisers.

Financing Plan

In November 2020, the Company raised an aggregate of $215,000 through issuance of senior secured convertible promissory notes to four holders, which have since been converted and exchanged into shares of Common and Preferred Stock, respectively, and are now retired. From January 1, 2021 through December 31, 2022, the Company has raised an additional $1,880,412 and $1,260,000 through the sale of its Common and Preferred Stock, respectively, to Accredited Investors in private placements pursuant to section 4(a)(2) of the Securities Act of 1933. These funds have been used to build and beta test the Thumzup® App and to cover operating costs, including other administrative costs and expenses.

During the year 2021 the Company was pre-revenue and transitioned into beta testing. The Company has generated minimal revenue in 2022 from a limited soft launch in Santa Monica and Venice, CA. The Thumzup® App commercial launch began in late 2022 in a geographic region around the West Side of Los Angeles with expansion into other geographic regions planned for 2023 and beyond.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. The Company currently has subscriptions for 64,894 shares for an aggregate subscription amount of $292,023 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022.

Competition

The Company has competitors in influencer marketing software companies as GRIN, #paid, CreatorIQ, Mavrck, Popular Pays, Tribe Dynamics, AspireIQ, Influenster, Traackr, and Hivency. All of the above-named competitor influencer marketing software is focused on influencers who see themselves as professional influencers. To the best of the Company’s knowledge, these competitors are not building platforms designed to turn social media creators into micro-influencers in the manner that the Company seeks to accomplish. Rep is also an app that connects brands with influencers who are interesting in promoting brands. Rep’s app is different from Thumzup® because it is targeting people who consider themselves influencers.

The Company does not currently know of another business that is seeking to build a community of everyday people and empowering them to post about brands that they love.

Nevertheless, the influencer marketing industry segments are rapidly evolving and competitive and the Company expects competition to intensify in the future with the emergence of new technologies and market entrants. The Company’s competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, established marketing relationships with, and access to, large existing advertisers and user bases, and substantially greater financial, technical and other resources. These competitors may use these advantages to offer apps or other products similar to the Company’s at a lower price, develop different products to compete with the Company’s current solutions and respond more quickly and effectively than the Company does to new or changing opportunities, technologies, standards or client requirements particularly across different cities and geographical regions. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against the Company in markets in which it operates in the future. The Company believes its ability to compete successfully for users, content, and advertising and other customers depends upon many factors both within and beyond the Company’s control, including:

●	the popularity, usefulness, ease of use, performance and reliability of the Thumzup® App and services compared to those of competitors;

●	the ability, in and of itself as well as in comparison to the ability of competitors, to develop new apps, other products and services and enhancements to then existing apps, products and services;

●	the Company’s ad targeting and measurement capabilities, and those of its competitors;

●	the size, composition and level of engagement of the Thumzup® App user communities relative to those of the Company’s competitors;

●	the Company’s marketing and selling efforts, and those of its competitors;

●	the pricing of the Thumzup® Apps and services relative to those of its competitors;

●	the actual or perceived return the Company’s customers receive from the deployment of the Thumzup® Apps within the user communities relative to returns from the Company’s competitors; and

●	the Company’s reputation and brand strength relative to its competitors.

Problems in the market that Thumzup® solves

According to Inc. Magazine, in 2019, JetBlue Airways did a promotion where it offered free travel to people in exchange for posting about JetBlue on social media. The promotion was deemed not to be a success because many of the people reportedly deleted the posts after claiming the reward. JetBlue had no platform for tracking the influencers and holding them accountable. The Thumzup® Platform allows Advertisers to limit and or cap their advertising spend, as well as allowing the Advertiser to approve individual posts prior to the Creator being paid.

Employees

As of December 31, 2022, The Company has four (4) full-time employees, as well as sixteen (16) marketing, sales, and finance independent contractors. The Company also utilizes the services of approximately seven (7) part-time software developers. All of these software developers are third-party contractors and are located outside the United States.

Legal Proceedings

From time to time, the Company may become involved in litigation or other legal proceedings. The Company is not currently a party to any litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Available Information:

Thumzup™ is located at 11845 W. Olympic Blvd, Ste 1100W #13, Los Angeles, CA 90064. Our telephone number is (800) 403-6150 and our Internet website address is www.ThumzupMedia.com.

We file or furnish electronically with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. These reports are also accessible through the SEC website at www.sec.gov. Information contained on or accessible through our website www.thumzupmedia.com is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

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

Risks Relating to Our Business

In addition to the other information in this Annual Report, you should carefully consider the following factors in evaluating us and our business. This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, some of which are beyond our control. Should one or more of these risks and uncertainties materialize or should underlying assumptions prove incorrect, our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Form 10-K, including the documents incorporated by reference.

There are risks associated with investing in companies such as ours who are primarily engaged in research and development. In addition to risks which could apply to any company or business, you should also consider the business we are in and the following:

The Company is a recently formed company with an unproven business plan, has not yet established profitable operations and has generated minimal revenue.

The Company has principally funded its operations through the sale of equity and equity instruments, including senior secured convertible promissory notes in the aggregate principal amount of $215,000 (the entirety of which have been converted into either common or preferred stock), the sale of Common Stock yielding gross proceeds of approximately $1,853,500, and the sale of 28,004 shares of Series A Preferred for aggregate proceeds of approximately $1,259,995. As the Company moves forward in developing its technology and commercializing the Thumzup mobile application (the “Thumzup® App” or “App”), or as it responds to potential opportunities and/or adverse events, the Company’s working capital needs may change. Pending its ability to generate adequate cash flow, as to which no assurance can be given, the Company likely will continue to incur significant losses in the foreseeable future for various reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events. As a result, the Company will require additional funding to sustain its ongoing operations and to continue its research and development activities. The Company cannot assure that its available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures through any period of twelve months.

The Company’s ability to generate positive cash flow will be dependent upon its ability to recruit and retain Advertisers and Creators. The Company can give no assurances it will generate sufficient cash flows in the future to satisfy its liquidity requirements or sustain continuing operations, or that additional funding, if required, will be available when needed or, if available, on favorable terms.

The Company was formed in October 2020 and has not yet established profitable operations and has generated nominal revenue.

For the year ended December 31, 2022, we incurred a net loss available to shareholders of $1,221,765, primarily due to software research and development expenses of $567,408, marketing expenses of $224,088, and general and administrative expenses of $418,940. For the year ended December 31, 2021, the Company incurred $857,255 in net losses primarily due to $716,524 in software research and development expenses, $102,698 in general and administrative expenses, and $17,486 in interest expense.

The Company expects to continue to incur losses from operations and negative cash flows, which raise substantial doubt about its ability to continue as a “going concern.”

The Company anticipates incurring additional losses until such time, if ever, it can obtain adequate Advertiser support and acceptance by Creators. Substantial additional financing will be needed to fund the Company’s development, marketing and sales activities and generally to commercialize its technology and develop brand support and Creator acceptance. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will seek to obtain additional capital through the issuance of debt or equity financings or other arrangements to fund operations; however, there can be no assurance it will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of Common Stock. Should the Company choose to issue debt in the future, such debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, the Company believes that there is substantial doubt as to its ability to continue as a going concern.

The Company’s independent registered public accounting firm’s reports have raised substantial doubt as to its ability to continue as a “going concern.”

The Company’s independent registered public accounting firm indicated in its reports on the audited financial statements for the years ended December 31, 2022 and 2021 that there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the business will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if the Company does not continue as a going concern. Therefore, prospective Investors should not rely on the Company balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The presence of the going concern note to the Company’s financial statements may have an adverse impact on the relationships the Company is developing and plan to develop with third parties as it continues the commercialization of its products and could make it challenging and difficult for the Company to raise additional financing, all of which could have a material adverse impact on the business and prospects and result in a significant or complete loss of an investment.

There is no assurance that the Company will ever be profitable or that debt or equity financing will be available to it in the amounts, on terms, and at times deemed acceptable to the Company, if at all. The issuance of additional equity securities by the Company would result in a significant dilution in the equity interests of its Shareholders. Obtaining commercial loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable to it, the Company may be unable to continue the business, as planned, and as a result may be required to scale back or cease operations, the results of which would be that shareholders would lose some or all of their investment. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The continuing COVID-19 pandemic may have a significant negative impact on the Company’s business, sales, results of operations and financial condition.

The COVID-19 pandemic continues to adversely affect the United States of America and the world, including in the primary regions in which the Company plans to operate. Additionally, the Company’s liquidity could be negatively impacted if these conditions continue for a significant period of time. Capital and credit markets have been disrupted by the crisis and the Company’s ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve the Company’s cash position and capital structure.

The extent to which the COVID-19 outbreak could ultimately impact the Company’s business, sales, results of operations and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has fully subsided, the Company may continue to experience significant impacts to its business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

The Company may not generate sufficient cash flows to cover its operating expenses.

As noted previously, the Company has incurred operating losses since inception and expects to continue to incur losses as a result of expenses related to research and continued development of its technology, marketing expense, corporate general and administrative expenses and interest on the senior secured convertible promissory notes. The Company has principally funded its operations to date through the sale of senior secured convertible promissory notes in the aggregate principal amount of $215,000 (the entirety of which have been converted into either common or preferred stock), the sale of Common Stock yielding gross proceeds of approximately $1,886,500, and the sale of 28,004 shares of Series A Preferred Convertible Voting Stock for aggregate proceeds of $1,259,995.

As of December 31, 2022, the Company had total Shareholders’ equity of $1,069,440, an accumulated deficit of $2,084,707, and cash and cash equivalents of approximately $1,155,343. Although the Company had cash on hand of $1,155,343 as of December 31, 2022, there is no assurance that these funds will prove adequate beyond twelve months.

In the event that the Company is unable to generate sufficient cash from its operating activities or raise additional funds, it may be required to delay, reduce or severely curtail its operations or otherwise impede the Company’s on-going business efforts, which could have a material adverse effect on its business, operating results, financial condition and long-term prospects.

Security breaches and other disruptions could compromise the Company’s information and expose it to liability, which would cause its business and reputation to suffer.

In the ordinary course of the Company’s business, it may collect and store sensitive data, including intellectual property, proprietary business information, proprietary business information of its customers, including, credit card and payment information, and personally identifiable information of customers and employees. The secure processing, maintenance, and transmission of this information is critical to the Company’s operations and business strategy. As such, the Company is subject to federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and the Company’s agreements with certain customers require it to notify them in the event of a security incident. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, including, but not limited to, the General Data Protection Regulation (GDPR), and the California Consumer Privacy Act of 2018, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit the Company’s ability to operate or expand its business. Such laws and regulations require or may require the Company or its customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by the Company or its customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes.

The Company intends to take reasonable steps to protect the security, integrity and confidentiality of the information it collects, uses, stores, and discloses, and it takes steps to strengthen its security protocols and infrastructure, however, the Company’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. The Company also could be negatively impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Advanced cyber-attacks can be multi-staged, unfold over time, and utilize a range of attack vectors with military-grade cyber weapons and proven techniques, such as spear phishing and social engineering, leaving organizations and users at high risk of being compromised. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of the Company’s operations, damage to its reputation, a loss of confidence in the Company’s business, early termination of its contracts and other business losses, indemnification of its customers, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations and other significant liabilities, any of which could materially harm and adversely affect the Company’s business, revenues, and competitive position.

The Company is dependent on third parties to, among other things, maintain its servers, provide the bandwidth necessary to transmit content, and utilize the content derived therefrom for the potential generation of revenues.

The Company depends on third-party service providers, suppliers, and licensors to supply some of the services, hardware, software, and operational support necessary to provide some of its products and services. Some of these third parties do not have a long operating history or may not be able to continue to supply the equipment and services the Company desires in the future. If demand exceeds these vendors’ capacity, or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services the Company needs in a timely manner, at its specifications and at reasonable prices, the Company’s ability to provide some products and services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay its ability to serve its users. These events could materially and adversely affect the Company’s ability to retain and attract users, and have a material negative impact on its operations, business, financial results, and financial condition.

Because the Company does not intend to pay any cash dividends on its shares of common stock in the near future, shareholders will not be able to receive a return on their shares unless and until they sell them.

The Company intends to retain a significant portion of any future earnings to finance the development, operation and expansion of its business. The Company does not anticipate paying any cash dividends on its Common Stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of the Company Board of Directors, and will depend upon, among other things, the results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as its Board of Directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless the Board of Directors determines to pay dividends, Shareholders will be required to look to appreciation of the Company’s Common Stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

The Company is dependent on key personnel.

The Company’s continued success will depend, to a significant extent, on the services of its Directors, executive management team, and key personnel. If one or more of these individuals were to leave, there is no guarantee the Company could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss or unavailability of any or all of these individuals could harm the Company’s ability to execute its business plan, maintain important business relationships and complete certain product development initiatives, which would have a material adverse effect on its business, results of operations and financial conditions.

The Company may not be able to successfully execute the business plan.

The Company is raising significant amounts of capital in order to scale its operations. This will allow the Company to expand its operations and continue to build out its business model. There is no guarantee that the Company will be able to achieve or sustain the foregoing within the anticipated timeframe, or at all – even though the Company’s Directors and Officers are industry professionals. The Company may exceed the budget, encounter obstacles in development activities, or be hindered or delayed in implementing the Company’s plans, any of which could imperil the Company’s ability to execute its business plan.

The Company is a new company with a brief operating history, no revenue and an untested business plan which may not be accepted in the markets in which it intends to operate.

The Company was formed in Nevada in October 2020 and will encounter difficulties, including unforeseen difficulties as an early-stage, pre-revenue company in establishing the credibility of its brand and service.

The Company will incur net losses in the foreseeable future if it is unable to anticipate market trends and match its service offerings to market patterns. The Company’s business strategy is unproven, and it may not be successful in addressing early-stage challenges, such as establishing the Company’s position in the market and developing effective marketing of its Thumzup® App. To implement its business plan, the Company will be required to obtain additional financing but cannot guaranty that such additional financing will be available.

The Company’s prospects must be considered highly speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business with an unproven business plan, specifically the risks inherent in developmental stage companies seeking to have mobile app users with limited number social media followers endorse products or services at a level that Advertisers will seek to fund and support. The Company expects to continue to incur significant operating and capital expenditures and, as a result, it expects significant net losses in the future. The Company cannot assure that it will be able to achieve positive cash flow operations or, if achieved, that positive cash can be maintained for any significant period, or at all.

Although the Company believes that its business strategy addresses an underserved but significant niche of market segment utilizing important Creators or consumers whom it defines as “micro-influencers,” the Company may not be successful in the implementation of its business strategy or its business strategy may not be successful, either of which will impede the Company’s development and growth. The Company’s business strategy involves attracting a large number of Creators who are active in social media and who are willing to make recommendations over the Thumzup® App with Advertisers who find the Company’s service cost effective in generating sales and market support. The Company’s ability to implement this business strategy is dependent on its ability to:

●	predict concerns of Advertisers;

●	identify and engage Advertisers;

●	convince a large number of end users to adopt the Thumzup® App;

●	establish brand recognition and customer loyalty; and

●	manage growth in administrative overhead costs during the initiation of the Company’s business efforts.

The Company does not know whether it will be able to successfully implement its business strategy or whether the Company’s business strategy will ultimately be successful. In assessing the Company’s ability to meet these challenges, a potential Investor should consider the Company’s lack of operating history and brand recognition, its focus on nano-influencer Creators, management’s relative inexperience, the competitive conditions existing in its industry and general economic conditions and consumer discretionary spending habits. The Company’s growth is largely dependent on its ability to successfully implement its business strategy. The Company’s revenue may be adversely affected if it fails to implement its business strategy or if the Company diverts resources to a business strategy that ultimately proves unsuccessful.

The Company has not yet established brand identity and customer loyalty.

The Company believes that establishing and maintaining brand identity and brand loyalty is critical to attracting and retaining active users to the Thumzup® App program. In order to attract Thumzup® App Creators to the Company’s program quarter over quarter, the Company may need to spend substantial funds to create and maintain brand recognition among Thumzup® App users. If the Company’s branding efforts are not successful, its ability to earn revenues and sustain its operations will be materially impaired.

Promotion and enhancement of the Thumzup® App will also depend on the Company’s success in consistently providing high-quality, ease-of-use, fun-to-share products or recommended services to the Company’s App users. Since the Company relies on technology partners to provide portions of the service to its customers, if the Company’s suppliers do not send accurate and timely data, or if its customers do not perceive the products it offers as attractive or superior, the value of the Thumzup® brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of Thumzup® to one or more of these groups, which could harm the Company’s business, results of operations and financial condition.

The Company cannot assure investors that the Thumzup® App will be accepted.

Anticipation of demand and market acceptance of service offerings are subject to a high level of uncertainty and challenges to implementation. The success of the Company’s service offerings primarily depends on the interest of Creators joining its service, as to which it cannot assure to prospective Investors. In general, achieving market acceptance for the Company’s services will require substantial marketing efforts and the expenditure of significant funds, the availability of which the Company cannot be assured, to create awareness and demand among customers. The Company has limited financial, personnel and other resources to undertake extensive marketing activities. Accordingly, no assurance can be given as to the acceptance of the Thumzup® App services or the Company’s ability to generate the revenues necessary to remain in business.

A better financed competitor may enter the marketplace, cause the Company’s market share or acceptance rates to plummet and adversely affect its ability to sustain viable operations.

While platforms are in operation for professional or large-scale influencers, to the Company’s knowledge no other company is currently offering Advertisers a scalable platform to activate everyday end-user micro-influencers who do not possess a large legion of followers. The success of the Company’s service offerings primarily depends on the interest of Creators and Advertisers joining its service, as opposed to a similar service offered by a competitor catering to celebrities or other large-scale influencers. If a direct competitor having greater human and cash resources enters the market targeting micro-influencers, the Company’s achieving market acceptance for the Thumzup® App may require additional marketing efforts and the expenditure of significant funds to create awareness and demand among customers. The Company has limited financial, personnel and other resources to undertake additional marketing activities. Accordingly, the Company may be unable to compete, its operations may suffer, and it may suffer greater losses.

Although the Company may own various intellectual property rights, these rights may not provide it with any competitive advantage.

The Company uses “Thumzup®” as a brand name, however it cannot assure prospective Investors that the services it sells, or that its brand name will not infringe on the intellectual property rights of others, or that the Company’s assertions of intellectual property rights will be enforceable or provide protection against competitive products or otherwise be commercially valuable. Moreover, enforcement of intellectual property rights typically requires time-consuming and costly litigation, and the Company cannot assure that others will not independently develop substantially similar products.

The Company’s future financial results are uncertain and its operating results may fluctuate, due to, among other things, consumer trends, the impact of COVID on advertising budgets and App user activity, competition, and changing social media behaviors.

As a result of the Company’s lack of operating history, it is unable to forecast market penetration or anticipated revenue and it has little historical financial data upon which to base planned operating expenses. The Company bases its current and future expense levels on its operating plans and estimates of future expenses. The Company’s expenses are dependent in large part upon expenses associated with its proposed marketing expenditures and related overhead expenses, and the costs of hiring and maintaining qualified personnel to carry out its respective services. Sales and operating results are difficult to forecast because they will depend on the growth of the Company’s customer base, changes in customer demands based on consumer trends, the degree of utilization of its advertising services as well as the mix of products and services sold by its Advertisers.

As a result, the Company may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause the Company’s net losses in a given quarter to be greater than expected and could further cause continuing greater losses quarter over quarter.

The Company’s ability to succeed will depend on the ability of its management to control costs.

The Company has used reasonable commercial efforts to assess and predict costs and expenses based on the and restricted cash experience of its management. However, the Company has a limited operating history upon which to base predictions. Implementing its business plan may require more employees, equipment, supplies or other expenditure items than the Company has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than its estimates, which could result in sustained losses.

Key personnel of the Company do not devote full time to the affairs of the Company and could allocate their time and attention to other business ventures which may not benefit the Company.

The Company’s Officers and Directors may engage in other activities. Although there are none known to the Company, the potential for conflicts of interest exists among the Officers, Directors, and affiliated persons for future business opportunities that may not be presented to the Company. The Company’s Officers and Directors may have conflicts of interests in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. The Company’s Officers and Directors however believe that the business will have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct its business.

The Company’s Officers, Directors, and employees are entitled to receive compensation, payments and reimbursements, regardless of whether it operates at a profit or a loss.

Any compensation received by the Officers, management personnel, and Directors, and for the Company’s founders will be determined from time to time by the Board of Directors. The Company’s Officers, Directors and management personnel will be reimbursed for any out-of-pocket expenses incurred on their behalf.

Combination or “layering” of multiple risk factors may significantly increase the risk of loss on share of the Company’s common stock.

Although the various risks discussed in this Offering Circular are generally described separately, investors should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to an investor may be significantly increased. In considering the potential effects of layered risks, an Investor should carefully review the descriptions of the shares.

Our business is sensitive to consumer spending, inflation and economic conditions.

Consumer purchases of discretionary retail items and restaurants may be adversely affected by national and regional economic, market and other conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices, the threat of a pandemic or other health crisis (such as COVID-19) and consumer confidence with respect to current and future economic, market and other conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. These risks may be exacerbated for retailers such as our Advertisers. Consumer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant presence. There remains considerable uncertainty and volatility in the national and global economy. Further or future slowdowns or disruptions in the economy, market and other conditions could adversely affect mall traffic and new mall and shopping center development and could materially and adversely affect us and our business strategy. We may not be able to sustain or increase our current net sales if there is a decline in consumer spending.

A deterioration of economic conditions and future recessionary periods may exacerbate the other risks faced by our business, including those risks we encounter as we attempt to execute our business plans. Such risks could be exacerbated individually or collectively.

Russia’s Invasion of Ukraine may negatively impact our business.

On February 24, 2022, Russia launched an invasion of Ukraine which has resulted in increased volatility in various financial markets and across various sectors. The United States and other countries, along with certain international organizations, have imposed economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the invasion. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets of the world, including Europe and the United States. The ongoing military action along with the potential for a wider or nuclear conflict could further increase financial market volatility and cause negative effects on regional and global economic markets, industries, and companies. It is not currently possible to determine the severity of any potential adverse impact of this event on the financial condition of any of the Company’s securities, or more broadly, upon the global economy.

Several of our outsourced developers are based in Pakistan and our product development could be impacted by conflict in the Middle East.

Pakistan’s economy is heavily dependent on exports and subject to high interest rates, economic volatility, inflation, currency devaluations, high unemployment rates and high level of debt and public spending. There is also the possibility of nationalization, expropriation or confiscatory taxation, security market restrictions, political changes, government regulation, a conflict with India, or diplomatic developments (including war or terrorist attacks), which could affect adversely the economy of Pakistan or the ability of the Company to continue developing its platform. As an emerging country, Pakistan’s economy is susceptible to economic, political and social instability; unanticipated economic, political or social developments could impact economic growth. Pakistan is also subject to natural disaster risk. In addition, recent political instability and protests in the Middle East have caused significant disruptions to many industries. Pakistan has recently seen elevated levels of ethnic and religious conflict, in some cases resulting in violence or acts of terrorism. Continued political and social unrest in these areas may negatively affect the Company.

We rely on third-party internal and outsourced software to run our critical development and information systems. As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.

We rely on third-party software to run our critical development and information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our development and information systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We need to protect our own internal trade secrets, work product for our clients, and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information.

We rely on industry-accepted security measures and technology to maintain securely all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. Our industry has not been immune from organized cyber-attacks from persons seeking a ransom as a condition of releasing access to the firm’s computer systems. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Common Stock

There can be no assurance that our Common Stock will ever be approved for listing on a national securities exchange. Failure to develop or maintain an active trading market could negatively affect the value of our Common Stock and make it difficult or impossible for investors to sell their shares in a timely manner.

There is currently very limited trading of our Common Stock, and an active trading market may never develop. Our Common Stock is quoted on the OTCQB tier of the OTC Markets. The OTCQB tier of the OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. While we remain determined to work towards getting our securities listed on a national exchange, there can be no assurance that this will occur. As a result, we may never develop an active trading market for our securities which may limit our investors’ ability to liquidate their investments.

The Company is controlled by its Chairman/Board of Directors, Chief Executive Officer, President, and additional Officers of the Company.

The Company is reliant on the Directors and Officers for key operations. Officers and Directors currently own a majority of common shares outstanding. The Board, therefore, has complete control as to the direction of the Company. There is a disproportionate reliance on the Directors and Officers for the operation of the Company, and therefore a risk that the direction of the Company may change if the Board or Officers are unable to perform their duties as Directors and Officers.

The Company’s common stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on the Company’s results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for the common stock may change for a variety of other reasons, not necessarily related to the Company’s actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of the Common Stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in the same industry;

●	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by competitors;

●	the public’s reaction to Company press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	lack of securities analyst coverage or speculation in the press or investment community about the Company or market opportunities in the social media marketing industry;

●	changes in government policies in the United States and, as the Company’s international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track the Company’s Common Stock or failure of the Company’s actual results of operations to meet those expectations;

●	market and industry perception of the Company’s success, or lack thereof, in pursuing its growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving the Company, its services or its products;

●	arrival and departure of key personnel;

●	sales of common stock by the Company, its investors or members of its management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of the Company’s common stock and could seriously harm the market price of the common stock, regardless of the Company’s operating performance. This may prevent an Investor from being able to sell its shares at or above the price the investor paid for its shares of common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, shareholders often institute securities class action litigation against that company. The Company’s involvement in any class action suit or other legal proceeding could divert its senior management’s attention and could adversely affect the Company’s business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of the Company’s common stock could adversely affect the market price of the common stock.

Sales of substantial amounts of shares of the Company’s common stock, or the perception that these sales could occur, could adversely affect the market price of the common stock and could impair the Company’s future ability to raise capital through common stock offerings. The Company’s Officers and Directors still beneficially own, collectively, a substantial percentage of the outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause the Company’s stock price to decline.

The Company is controlled by a small group of existing shareholders, whose interests may differ from other shareholders. The Company’s Officers and Directors will significantly influence its activities, and their interests may differ from an investor’s interests as a shareholder.

The Company’s Officers and Directors still beneficially own, collectively, a substantial percentage of the outstanding common stock. Accordingly, these shareholders have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or any other matter submitted for approval to the Company’s shareholders, including mergers, consolidations and the sale of assets, Director elections and other significant corporate actions. They will also have significant influence in preventing or causing a change in control of the Company. In addition, without the consent of these shareholders, the Company could be prevented from entering into transactions that could be beneficial to it. The interests of these shareholders may differ from an Investor’s interests as a shareholder, and they may act in a manner that advances their best interests and not necessarily those of other shareholders.

The Company is an “emerging growth company” under the JOBS Act and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

The Company is an “emerging growth company,” as defined in the JOBS Act, and it expects to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, (i) being required to present only two years of audited financial statements and related financial disclosure, (ii) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (iii) extended transition periods for complying with new or revised accounting standards, (iv) reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has taken, and in the future may take, advantage of these exemptions until such time that it is no longer an “emerging growth company. As a result, the Company’s financial statements may not be comparable to companies that comply with public company effective dates. The Company cannot predict if investors will find its Common Stock less attractive because it relies on these exemptions. If some investors find the Company’s Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and the price of the Common Stock may be more volatile.

The Company will remain an “emerging growth company” for up to five years, although it will lose that status sooner if its annual revenues exceed $1.07 billion, if it issues more than $1 billion in non-convertible debt in a three-year period, or if the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of any June 30.

The Company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

The Company is subject to the periodic reporting requirements of the Exchange Act, and will be required to maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a public company, the Company is also required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

If the material weaknesses in the Company’s internal controls are not fully remediated or if additional material weaknesses are identified, those material weaknesses could cause the Company to fail to meet its future reporting obligations, reduce the market’s confidence in its financial statements, harm the stock price and subject the Company to sanctions or investigations by the SEC or other regulatory authorities. In addition, the Company’s common stock may not be able to remain quoted on OTCQB or any other securities quotation service or exchange.

For as long as the Company is an “emerging growth company,” as defined in the JOBS Act, or a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, the Company’s auditors will not be required to attest as to its internal control over financial reporting. If the Company continues to identify material weaknesses in its internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that its internal control over financial reporting is effective or, once required, the Company’s independent registered public accounting firm is unable to attest that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of its financial reports and the market price of the Company’s common stock could decrease. The Company could also become subject to stockholder or other third-party litigation as well as investigations by the securities exchange on which the Company’s securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

If equity research analysts do not publish research or reports about the company, or if they issue unfavorable commentary or downgrade its common stock, the market price of its common stock will likely decline.

The trading market for the Company’s common stock will rely in part on the research and reports that equity research analysts, over whom it has no control, publish about the Company and its business. The Company may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of the Company, the market price for its common stock could decline. In the event the Company obtains securities or industry analyst coverage, the market price of the common stock could decline if one or more equity analysts downgrade the common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about the Company or its business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own or lease any real property. We run a virtual office model and our business mailing address is 11845 W. Olympic Blvd, Ste 1100W #13, Los Angeles, CA 90064.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is not traded on a national exchange. As of the date of this filing, Company’s common stock is quoted on the OTCQB tier of OTC Markets Group with a trading symbol of “TZUP.”

As of March 29, 2023, there were 7,126,336 shares of the registrant’s common stock outstanding,

Holders of Record

As of March 29, 2023 there were 77 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Securitize (Pacific Stock Transfer), located at 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119.

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value $0.001 per share, 25,000,000 shares of blank check preferred stock, par value $0.001 per share, of which 1,000,000 have been designated as Series A Preferred Convertible Voting stock. As of March 26, 2023, 7,126,336 shares of Common Stock and 128,312 shares of Series A Preferred Convertible Voting stock were issued and outstanding. All outstanding shares of the Company’s Common Stock and Series A Preferred Convertible Voting Stock are duly authorized, validly issued, fully-paid and non-assessable. As of the date of this Annual Report on Form 10-K, only shares of Common Stock and Series A Preferred Convertible Voting Stock are outstanding.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company sold 286,834 shares of common stock for cash proceeds of $04,000. From September 21, 2022 to December 29, 2022, the Company sold 28,004 shares of Series A Preferred Convertible Voting Stock for aggregate proceeds of $1,259,995. The Company incurred $149,137 in offering costs. The offers and sales were made in reliance on the exemption from registration provided by Section 4(a)(2). Each beneficial note holder was an “accredited investor” and/or “sophisticated investor” pursuant to Rule 501(a) of Regulation D under the Securities Act, who provided the Company with representations, warranties and information concerning their respective qualifications as an “sophisticated investor” and/or “accredited investor.” The Company provided and made available to each purchaser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The purchasers acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof. The Company’s use of proceeds was for corporate and products development and general working capital.

ITEM 6. [RESERVED]

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

INTRODUCTION

The Company was incorporated on October 27, 2020, under the laws of the State of Nevada. Its headquarters are located in Los Angeles, CA. The Company has never been the subject of any bankruptcy or receivership. The Company has never engaged in any material reclassification, merger, or consolidation of the Company. The Company has not acquired or disposed of any material amount of assets except in the normal course of business.

In February 2022, the Company was admitted to the Over-The-Counter Venture Market quotation system (OTCQB) under the symbol TZUP.

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

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations. For the year ended December 31, 2022, we incurred a net loss of $1,221,765, primarily due to software research and development expenses of $567,408, marketing expenses of $224,088, and general and administrative expenses of $418,940. For the year ended December 31, 2021, we incurred $857,255 in net losses primarily due to $716,524 in software research and development expenses, $21,257 in marketing expenses, $102,698 in general and administrative expenses, $17,486 in interest expense and $1,736 in depreciation expense.

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

The Company is a software and services company that relies primarily on equity funding for its operations. The Company generated its first revenues during December 2021. As of December 31, 2022 and 2021, the Company had a cash balance of $1,155,343 and $424,445, respectively. The Company used $1,083,960 and $813,211 in cash for operating activities during years ending December 31, 2022 and 2021, respectively. The Company expects that it will need to raise additional funding and manage expenses in order to continue as a going concern. No assurances can be given that it will be able to raise funds on acceptable terms or at all.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	For the Fiscal Year ended
	31-Dec-22	31-Dec-21	$ Change	%Change
Revenues	$2,421	$2,446	$(25)	(0.99)%

Operating Expenses	1,213,035	842,215	370,820	44.03%

Loss from Operations	(1,210,614)	(839,769)	(370,845)	44.15%

Other Income (Expense)	(11,151)	(17,486)	6,335	(36.23)%

Net Income (Loss) Applicable to Common Stockholders	$(1,221,765)	$(857,255)	$(364,510)	42.52%

Revenues

The Company generated revenues of $2,421 and $2,446 for the years ended December 31, 2022 and 2021, respectively, a decrease of $25. The Company updated its revenue recognition policy for the year ended December 31, 2022, resulting in the Company reporting net revenue, which caused revenue to remain materially the same despite a significant increase in advertiser activity during fiscal year 2022.

Operating expenses

For the years ended December 31, 2022 and 2021, the Company incurred operating expenses of $1,213,035 and $842,215, respectively, an increase of $370,820. The increase in operating expenses was caused by costs of revenues increasing by $439 from $0 during the year ended December 31, 2021 to $439 during the year ended December 31, 2022, marketing expenses increasing $202,831 from $21,257 during the year ended December 31, 2021 to $224,088 during the year ended December 31, 2022, general and administrative expenses increasing $316,242 from $102,698 during the year ended December 31, 2021 to $418,940 during the year ended December 31, 2022, depreciation expenses increasing $424 from $1,736 during the year ended December 31, 2021 to $2,160 during the year ended December 31, 2022, offset by a decrease in software research development expenses of $149,116 from $716,524 during the year ended December 31, 2021 to $567,408 during the year ended December 31, 2022. The decline in software research and development expenses is attributable to the Company focusing on gaining adoption, while the increases in the remaining operating expenses was caused by the Company expanding operations in fiscal year 2022 to accelerate the platform’s growth.

Net Loss from operations

The Company realized a net loss from operations of $1,210,614 and $839,769 for the years ended December 31, 2022 and 2021, respectively, an increase of $370,845 for the reasons stated above.

Other expenses

For the years ended December 31, 2022 and 2021, the Company had $11,151 and $17,486 in interest expense, respectively, related to debt notes.

Net Loss applicable to common shareholders

The Company realized a net loss applicable to shareholders of $1,221,765 and $857,255 for the years ended December 31, 2022 and 2021, respectively, an increase of $364,510 for the reasons stated above.

Liquidity and capital resources

As of December 31, 2022 and 2021, the Company had cash in the amount of $1,155,343 and $424,445, respectively. As of December 31, 2022 and 2021, the Company had stockholders’ equity of $1,069,440 and $179,845, respectively.

The Company’s accumulated deficit was $2,084,707 and $862,942 as of December 31, 2022 and 2021, respectively.

The Company used net cash in operations of $1,083,960 and $813,211 for the years ending December 31, 2022 and 2021, respectively.

Net cash used in investing activities for years ending December 31, 2022 and 2021 was $0 and $6,449, respectively, used to purchase computer equipment.

Net cash provided by financing activities was $1,814,858 for the year ended December 31, 2022, comprised of proceeds from the sale of common and preferred stock of approximately $737,000 and $1,260,000, respectively, offset by costs incurred for equity sales of $149,137 and subscriptions receivable of $33,000. Net cash provided by financing activities was $1,042,788 net of offering costs of $106,713 for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

The name and age of our Directors and Executive Officers are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board of Directors (the “Board”).

Name	Age	Title

Robert Steele	56	Chairman of the Board of Directors and Chief Executive Officer
Robert Haag	57	Director

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors. The Bylaws provide that the Company shall be managed by a Board of at least one (1) and up to five (5) Directors. As of the date of this Annual Report on Form 10-K, we have two (2) sitting directors.

Information concerning our executive officers and directors is set forth below.

Executive Officers

Robert Steele: Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Steele is the Chief Executive Officer and a director of Thumzup Media Corporation. From October 2019 until present Mr. Steele has operated a consulting business that has provided investor relations, financial, sales and marketing consulting services to various clients. Mr. Steele was the Director of Client Positioning at IRTH Communications, LLC from January 2017 to September 2019. From May 2016 through December 2016 Mr. Steele was an independent consultant rendering sales, marketing and investor relations services. From January 2010 to May 2016 Mr. Steele was the President of Rightscorp, Inc. While at Rightscorp, Mr. Steele designed and deployed patented intellectual property software as a service (SaaS) tools that were used by major brands like Warner Bros. to protect their intellectual property. As President of Rightscorp, Mr. Steele led the design of the software used by clients like Sony/ATV and BMG. BMG successfully used Mr. Steele’s technology to win a landmark $25 million judgment against Cox Communications for copyright infringement. Mr. Steele holds a BS in Electronic and Computer Engineering from George Mason University.

Directors

Robert Haag: Director

Robert Haag is the Managing Member and sole owner of Westside Strategic Partners LLC, which is an investor in the Company. Since 2012, Mr. Haag has been a Managing Director of IRTH Communications, LLC, which provides financial communications services, and strategic consulting to its clients. He was previously employed in the brokerage, investment banking industries from about 1993 – 2001 and formerly held the Series 7, 24 and 63 licenses.

Based in Asia from 2008-2012, he held senior positions with an investment fund and also an investment bank based in Saigon, Vietnam in 2008. From 2009-2012 he served as Managing Director of Asia for IRTH Communications, LLC and was based out of Shanghai, China. From approximately 2002 -2007 he was Director of Speculative Investments at KMVI, a family office / holding company which invested in restaurants, oil, private equity, publicly traded companies, real estate and a wide array of other industries. While at KMVI, he was also President and CEO of Utopia Optics (majority owned by KMVI), an eyewear and apparel company focused on consumers in the action sports markets. Mr. Haag graduated from Hamilton College with a Bachelor of Arts in History in 1988.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during fiscal 2022 and 2021 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the 2022 fiscal year.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards	Total
Robert Steele	2022	$15,000	$1,653	$-	$-	$-	$16,653
Chief Executive Officer	2021	$-	$-	$-	$-	$-	$-

Robert Steele, CEO, President, Secretary, and Treasurer is compensated $5,000 per month for his services as Chief Executive Officer of the Company, commencing on October 1, 2022. Mr. Steele is not compensated for his services as a director of the Company. Mr. Steele received a bonus of $1,653 during the year ended December 31, 2022.

Director Compensation

The following table presents the total compensation for the non-employee director of our Board during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Haag	$2,000	$-	$-	-	$2,000

Mr. Haag is compensated $1,000 per quarter for his services as a director, which commenced on July 1, 2022. As of December 31, 2022, $1,000 is owed to Mr. Haag for his services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, and Series A Preferred Convertible Voting Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock or Series A Preferred Convertible Voting Stock (“Series A Preferred”), (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after March 29, 2023 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The Certificate of Designation of the Series A Preferred contains a blocker which prohibits the conversion of the Series A Preferred into shares of common stock if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of Common Stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time (the “4.99% Beneficial Ownership Limitation”); provided, however, that, upon the holder providing the Company with sixty-one (61) days’ advance notice (the “4.99% Waiver Notice”) that the holder would like to waive Section 4(f) of the Certificate of Designations with regard to any or all shares of common stock issuable upon conversion of the Series A Preferred, Section 4(f) will be of no force or effect with regard to all or a portion of the Series A Preferred referenced in the 4.99% Waiver Notice but shall in no event waive the 9.99% Beneficial Ownership Limitation (the “9.99% Beneficial Ownership Limitation”). The paragraph forgoing constituting the (“Series A Blocker”).

The information set forth in the table below is based on 7,126,336 shares of our Common Stock and 128,312 shares of Series A Preferred issued and outstanding on March 29, 2023. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after March 29, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Thumzup™ Media Corporation, 11845 W. Olympic Blvd, Ste 1100W #13, Los Angeles, CA 90064.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Owned		Percentage of Series A Preferred Beneficially Owned	% of Total Voting Power
Directors and Named Executive Officers
Robert Steele	3,400,000		47.71%	-		-	47.71%
Robert Haag (1)	355,604	(2)	4.99%	27,307	(3)	21.28%	4.99%
All directors and named executive officers as a group (2 people)	3,755,754		52.70%	27,307		21.28%	52.70%
Other 5% Stockholder
Daniel Lupinelli	1,500,000	(4)	21.05%	-		-	21.05%
Joe Thomas (5)	446,794	(6)	6.27%	47,730	(7)	37.20%	6.27%
Andrew Haag (8)	421,689	(9)	5.92%	48,076	(10)	37.47%	5.92%

(1) Robert Haag, a Director of the Company, is the Managing Member and sole owner of Westside Strategic Partners, LLC. Robert Haag has voting control and investment discretion over securities held by Westside Strategic Partners, LLC. As such, Robert Haag may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Westside Strategic Partners, LLC.

(2) Consists of (i) 244,645 shares of common stock held by Westside Strategic Partners, LLC, (ii) 125 shares of common stock held by Robert Haag, and (iii) 110,735 shares of common stock underlying 27,307 shares of Series A Preferred held by Westside Strategic Partners, LLC. Excludes (i) 299,163 shares of common stock underlying 27,307 shares of Series A Preferred held by Westside Strategic Partners, LLC as such conversion is prohibited by the Series A Blocker and (ii) 11,150 shares of common stock for which Westside Strategic Partners, LLC has subscribed under the Company’s qualified offering under Regulation A+ as the subscription proceeds and agreement are being held in escrow until such time that the Company chooses to conduct the first closing of the offering. As the Company may elect to never conduct a closing under its qualified offering under Regulation A+, the Company has determined these shares are not under the control of Mr. Haag as of March 29, 2023.

(3) Consists of 27,307 shares of Series A Preferred held by Westside Strategic Partners, LLC.

(4) Consists of 1,500,000 shares of common stock held by Mr. Lupinelli. Excludes 223 shares of common stock for which Mr. Lupinelli has subscribed under the Company’s qualified offering under Regulation A+ as the subscription proceeds and agreement are being held in escrow until such time that the Company chooses to conduct the first closing of the offering. As the Company may elect to never conduct a closing under its qualified offering under Regulation A+, the Company has determined these shares are not under the control of Mr. Lupinelli as of March 29, 2023.

(5) Joe Thomas is the Managing Member of SLS Group, LLC and Optimum Holdings, Inc. Joe Thomas has voting control and investment discretion over securities held by SLS Group, LLC and Optimum Holdings, LLC. As such, Joe Thomas may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by SLS Group, LLC and Optimum Holdings, Inc. The address of Mr. Thomas is 4580 S Thousand Oaks Drive Salt Lake City, UT 84124.

(6) Consists of (i) 92,088 shares of common stock held by SLS Group, LLC and (ii) 354,706 shares of common stock held by Optimum Holdings, Inc. Excludes (i) 715,953 shares of common stock underlying 47,730 shares of Series A Preferred held by Optimum Holdings, Inc. as such conversion is prohibited by the Series A Blocker and (ii) 22,245 shares of common stock for which SLS Group, LLC has subscribed under the Company’s qualified offering under Regulation A+ as the subscription proceeds and agreement are being held in escrow until such time that the Company chooses to conduct the first closing of the offering. As the Company may elect to never conduct a closing under its qualified offering under Regulation A+, the Company has determined these shares are not under the control of Mr. Thomas as of March 29, 2023.

(7) Consists of 47,730 shares of Series A Preferred held by Optimum Holdings, Inc.

(8) Andrew Haag is the Managing Member of Hampton Growth Resources, LLC. Andrew Haag has voting control and investment discretion over securities held by Hampton Growth Resources, LLC. As such, Andrew Haag may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Hampton Growth Resources, LLC. The address of Mr. Haag is 1688 Meridian Ave, Ste 700 Miami Beach, FL 33139.

(9) Consists of 411,418 shares of common stock held by Hampton Growth Resources, LLC. Excludes (i) 721,144 shares of common stock underlying 48,076 shares of Series A Preferred held by Hampton Growth Resources, LLC as such conversion is prohibited by the Series A Blocker and (ii) 22,444 shares of common stock for which Hampton Growth Resources, LLC has subscribed under the Company’s qualified offering under Regulation A+ as the subscription proceeds and agreement are being held in escrow until such time that the Company chooses to conduct the first closing of the offering. As the Company may elect to never conduct a closing under its qualified offering under Regulation A+, the Company has determined these shares are not under the control of Mr. Haag as of March 29, 2023.

(10) Consists of 48,076 shares of Series A Preferred held by Hampton Growth Resources, LLC.

Lockup Agreements

On September 21, 2022, Robert Steele, and Danny Lupinelli entered into Lockup Agreements (the “Lockup Agreement’) with holders of the Series A Preferred Convertible Stock over the ownership of their securities. Other than with respect to certain issuances, without the prior consent of 51% of the holders of the Series A Preferred Convertible Stock of the Company, will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the Securities and Exchange Commission relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2022 and 2021 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On November 19, 2020, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, purchased a convertible note in the principal amount of $50,000 convertible for $50,000 in consideration. The convertible note was converted into common stock and preferred shares on September 28, 2022 and the note is now retired.

On March 16, 2021, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, acquired 25,000 shares of Common Stock at $1.00 per share for a subscription in the amount of $25,000.

On January 7, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, acquired 33,334 shares of Common Stock at $1.50 per share for a subscription in the amount of $50,000.

On July 7, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, acquired 16,667 shares of Common Stock at $3.00 per share for a subscription in the amount of $50,000.

On September 27, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, acquired 2,223 shares of our Series A Preferred Stock at $45 per share for a subscription in the amount of $100,000.

On September 28, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, exchanged convertible debt in the amount of $37,887.16 in principal and accrued interest for 22,962 shares of Series A Preferred Stock.

On September 28, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, acquired 169,644 shares of Common Stock for the conversion of debt in the amount of $18,660.88 in principal and accrued interest.

On June 29, 2022, Robert Steele, our Chief Executive Officer and a Director, sold 100,000 shares of Common Stock for $30,000.00 in a private transaction to an accredited investor.

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member and one of our investors Andrew Haag is also a member. Under the terms of the agreement, the Company will pay Elev8 $6,500 per month for six months and the Media Relations Services Agreement will automatically renew into consecutive monthly periods unless either party provides 30 days written notice of cancellation. This price is a discounted rate off Elev8’s normal monthly price of $9,500 per month.

On December 15, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, received a dividend of 490 shares of Series A Preferred Stock, per the terms of its Certificate of Designation.

On December 30, 2022, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, acquired 1,111 shares of our Series A Preferred Stock at $45 per share for a subscription in the amount of $50,000.

On February 22, 2023, Daniel Lupinelli, a 10%+ shareholder of the Company, subscribed to purchase 223 shares of common stock at $4.50 per share for a subscription amount of $1,003.50 under the Company’s qualified offering under Regulation A+. The subscription is currently in escrow.

On February 28, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, subscribed to purchase 11,150 shares of common stock at $4.50 per share for a subscription amount of $50,175 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC will receive 1,115 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription is currently in escrow.

On March 15, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, received a dividend of 521 shares of Series A Preferred Stock, per the terms of its Certificate of Designation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is Haynie & Company LLP, Auditor Firm ID 457. Set forth below are approximate fees for services rendered by Haynie & Company for the fiscal years ended December 31, 2022 and December 31, 2021.

	Haynie & Company
	2022	2021
Audit Fees	$30,500	$25,000
Audit-Related Fees	-	-
Tax Fees	-	1,050
Other Fees	30,500	-
Totals	$30,500	$26,050

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Haynie & Company for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2022 and 2021 were $30,500 and $25,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by Haynie & Company that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2022 and 2021 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2022 and 2021 was $0 and $1,050, respectively, for Haynie & Company.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2022 and 2021 were $0 and $0, respectively, for Haynie & Company.

The Company’s Board of Directors approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to the Company by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report:

(1) Financial Statements.

The following documents are included on pages F-1 through F-6 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3) Exhibits.

				Incorporated by Reference
No.		Description	Form	File No.	Exhibit	Filing Date
3.1		Articles of Incorporation	S-1/A	333-255624	3.1	June 23, 2021
3.2		Certificate of Amendment to the Articles of Incorporation filed November 4, 2022	1-A/A	024-12067	3.2	December 9, 2022
3.3		Amended and Restated Bylaws	1-A/A	024-12067	3.3	December 9, 2022
3.4		Form of Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock	8-K	333-255624	3.1	September 27, 2022
4.1		Form of Common Stock Certificate	S-1/A	333-196735	4.1	June 23, 2021
10.1		Form of Stock Purchase Agreement	10-K	333-255624	10.1	March 17, 2022
10.2		Form of Common Stock Financing Term Sheet	10-K	333-255624	10.2	March 17, 2022
10.3		Form of Registration Rights Agreement	10-K	333-255624	10.3	March 17, 2022
10.4		Form of Securities Purchase Agreement	8-K	333-255624	10.1	September 27, 2022
10.5		Form of Escrow Agreement	1-A/A	024-12067	10.5	December 9, 2022
10.6		Form of Subscription Agreement	1-A/A	024-12067	10.6	December 9, 2022
10.7	+	Employment Agreement by and between the Company and Robert Steele dated October 18, 2022	1-A/A	024-12067	10.7	December 9, 2022
31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

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

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	March 31, 2023
Robert Steele	Chairman of the Board of Directors

/s/ Robert Steele	Chief Financial Officer	March 31, 2023
Robert Steele	(Principal Financial and Accounting Officer)

/s/ Robert Haag	Director	March 31, 2023
Robert Haag

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thumzup Media Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thumzup Media Corporation (the Company) as of December 31, 2022 and 2020, and the related statements of operations,, stockholders’ deficit, and cash flows for each of the years in the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Haynie & Company
Salt Lake City, Utah
March 30, 2023

We have served as the Company’s auditor since 2021

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$1,155,343	$424,445
Prepaid expenses	2,903	-
Total current assets	1,158,246	424,445

Property and equipment, net	2,553	4,713

Total assets	$1,160,799	$429,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$91,359	$34,313
Senior secured convertible promissory notes	-	215,000
Total current liabilities	91,359	249,313

Total liabilities	91,359	249,313

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 125,865 shares issued and outstanding	126	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,108,336 and 6,037,836 shares issued and outstanding, respectively	7,108	6,038
Additional paid in capital	3,179,913	1,036,749
Subscription receivable	(33,000)	-
Accumulated deficit	(2,084,707)	(862,942)
Total stockholders’ equity	1,069,440	179,845

Total liabilities and stockholders’ equity	$1,160,799	$429,158

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Revenues	$2,421	$2,446

Operating Expenses:
Cost of revenues	439	-
Sales and marketing	224,088	21,257
Research and development	567,408	716,524
General and administrative	418,940	102,698
Depreciation and amortization	2,160	1,736
Total Operating Expenses	1,213,035	842,215

Loss From Operations	(1,210,614)	(839,769)

Other Income (Expense):
Interest expense	(11,151)	(17,486)
Total Other Income (Expense)	(11,151)	(17,486)

Net Loss Before Income Taxes	(1,221,765)	(857,255)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(1,221,765)	(857,255)

Net Income (Loss) Available to Common Stockholders	$(1,221,765)	$(857,255)

Net Income (Loss) Per Common Share:
Basic	$(0.20)	$(0.16)
Diluted	$(0.20)	$(0.16)

Weighted Average Common Shares Outstanding:
Basic	6,215,753	5,420,833
Diluted	6,215,753	5,420,833

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscription	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2020	-	-	5,000,000	$5,000.00	$(5,000)	-	$(5,687)	$(5,687)
Common stock issued for advisory	-	-	30,000	$30.00	$(30)	-	$-	$-
Common Stock issued for investment	-	-	1,007,836	$1,008.00	$1,148,492	-	$-	$1,149,500
Offering costs	-	-	-	$-	$(106,713)	-	$-	$(106,713)
Net loss	-	-	-	-	$-	-	$(857,255)	$(857,255)
Balance at December 31, 2021	-	$-	6,037,836	$6,038	$1,036,749	$0	$(862,942)	$179,845
Preferred Series A issued for cash	28,004	$28	-	-	$1,259,967	-	-	$1,259,995
Preferred Series A issued for exchange of notes and interest	95,596	$96	-	-	$157,638	-	-	$157,733
Preferred Series A issued for dividends	2,265	$2	-	-	$2,263	-	-	$2,265
Common Stock issued for cash	-	-	286,834	$286	$736,714	$(33,000)	-	$704,000
Common Stock issued for services	-	-	6,000	$6	$50,954	-	-	$50,960
Common Stock issued for conversion of notes	-	-	777,663	$778	$84,765	-	-	$85,543
Stock issuance costs	-	-	-	-	$(149,137)	-	-	$(149,137)
Net loss	-	-	-	-	-	-	(1,221,765)	$(1,221,765)
Rounding	-	-	-	-		-	-	$1
Balance at December 31, 2022	125,865	$124	7,108,333	$7,108	$3,179,913	$(33,000)	$(2,084,707)	$1,069,440

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,221,765)	$(857,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,160	1,736
Stock issued for services	50,960	-
Preferred stock dividend paid with stock	2,265	-
Interest expense paid with stock on conversion	8,886	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,903)	10,000
Accounts payable and accrued expenses	76,437	32,308
Net cash used in operating activities	(1,083,960)	(813,211)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,449)
Net cash used in investing activities	-	(6,449)

Cash flows from financing activities:
Proceeds from sale of common stock	737,000	1,042,788
Proceeds from sale of preferred stock	1,259,995	-
Subscription receivable	(33,000)	-
Costs incurred for equity sales	(149,137)	-
Net cash provided by financing activities	1,814,858	1,042,788

Net (decrease) increase in cash	730,898	223,128

Cash, beginning of year	424,445	201,317

Cash, end of year	$1,155,343	$424,445

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A issued for exchange of convertible notes and accrued interest	$157,733	$-
Common shares issued upon conversion of convertible notes and accrued interest	$85,543	$-

The accompanying notes are an integral part of these financial statements.

Thumzup™ Media Corporation

Notes to Financial Statements

December 31, 2022

Note 1 - Business Organization and Nature of Operations

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Los Angeles, California. The Company’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media. Thumzup’s mission is to democratize social media marketing by connecting advertisers with non-professional people, who can be paid for their posts about products and services they love through its technology which utilizes a proprietary mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

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

Use of Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Significant estimates include estimates used in the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of December 31, 2022 and 2021, the Company’s cash and cash equivalents consisted of $1,155,343 and $424,445, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2022 and 2021, the uninsured balances amounted to $905,343 and $174,445, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of December 31, 2022 and December 31, 2021, the Company had $2,903 and $0 in prepaid expenses, respectively. The Company’s prepaid expenses as of December 2022 consisted primarily of fees paid to a consultant for business development services which were rendered in January 2023.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the years ended December 31, 2022 and December 31, 2021 were $2,160 and $1,736, respectively.

Revenue Recognition

The Company recognizes revenue when services are realized.

The Company’s revenues are accounted for under ASC Topic 606, “Revenue From Contracts With Customers” (“ASC 606”). The fees are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

In accordance with ASC 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue in accordance with that core principle by applying the following:

(i)	Identify the contract(s) with a customer;

(ii)	Identify the performance obligation in the contract;

(iii)	Determine the transaction price;

(iv)	Allocate the transaction price to the performance obligations in the contract; and

(v)	Recognize revenue when (or as) the Company satisfies a performance obligation.

We derive our revenue principally from service fees paid by the client for the use of our platform in connection with our advertising technology platform which incentivizes users to leave reviews of our clients. Our sole performance obligation in the transaction is to connect clients with end-users to facilitate the completion of a successful review on the user’s social media accounts.

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). We have concluded that we are the agent in our current transactions as we arrange for users to provide the service to the clients and the users post reviews on social media accounts controlled by the users. The assessment of whether we are considered the principal or the agent in a transaction could impact the accounting for these transactions and change the timing and amount of revenue recognized. The percentage fee the Company charges is not variable.

Cost of Goods Sold

The Company classifies its credit card transaction fees as cost of goods sold.

Client Deposits

Thumzup’s clients generally prepay to utilize the Company’s technology platform. All client deposits for services are recorded as a client deposit liability upon receipt. Upon a user leaving a qualified review for the client, as defined in Thumzup’s Mobile Terms and Conditions, the Company transfers the fee payable to the user to a user account balances liability account and realizes the fees payable to the Company as revenue. The Company holds all client deposits and user account balances in cash or cash-equivalents, including money market accounts.

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

The Company has no tax positions as of December 31, 2022 and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending December 31, 2022 and 2021, the Company recognized no interest and penalties.

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,	December 31,
	2022	2021
Common shares issuable upon conversion of convertible notes	-	2,130,818
Common shares issuable upon conversion of preferred stock	1,887,976	-
Total potentially dilutive shares	1,887,976	2,130,818

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company recognized its first revenues in December 2021. It relies on short-term debt and equity funding for its operations. At December 31, 2022 and 2021, the Company had a cash balance of $1,155,343 and $424,445, and the Company used $1,083,960 and $813,211 to fund operating activities for the years ending December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 the Company raised approximately $737,000 from the sale of 286,834 shares of its common stock and approximately $1,260,000 from the sale of 28,004 shares of Preferred Series A stock and incurred offering costs of $149,137. The Company raised approximately $1,042,788 in capital contributions (net of offering costs of $106,731) during 2021. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

Note 4 - Senior Secured Convertible Promissory Notes

On November 19, 2020, the Company issued $215,000 in Senior Secured Convertible Promissory Notes (“Senior Notes”). The Senior Notes originally matured on November 21, 2021 and accrued interest at eight (8%) per annum. Accrued interest maybe paid quarterly or converted in to shares of common stock. The note holders issued an extension of the due date on these notes to November 19, 2022. During September 2022, the Company issued 777,663 shares of its common stock upon conversion of the Senior Notes and the associated accrued interest payable of $85,543 and issued 95,596 shares of its Series A Preferred upon exchange of the remaining principal balance and accrued interest of the Senior Notes of $157,733. The balance of the Senior Notes payable at December 31, 2022 and December 31, 2021 was $0 and $215,000, respectively.

At any time while the Senior Notes were outstanding, and at the sole option of the note holder, the Senior Notes were convertible into shares of the Company’s common stock, $0.001 par value, or any shares of capital stock or other securities of the Company into which such common stock could have been changed or reclassified.

A holder was not entitled to convert any portion of the Senior Note in excess of that portion of the Senior Note upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by the Holder and its affiliates and (2) the number of conversion shares issuable upon the conversion would have resulted in beneficial ownership by a Holder and its affiliates of more than 4.50% of the then outstanding shares of common stock.

The per share conversion price into which principal and interest outstanding of the Senior Notes were convertible into shares of common stock was equal to $0.11 cents per share. The Senior Notes contained a protection feature whereupon any issuance by the Company of common stock, or a security that was convertible into common stock, at a price lower than a net receipt to the Company of $0.11 per share, would result in the conversion price being adjusted to equal the lower price per share. The Company had classified this protection as a contingent beneficial feature and would have recorded it as a benefit to a holder in the event a conversion price adjustment occurred. The conversion price adjustment for the Senior Notes never occurred.

In September 2022, the Company entered into separate exchange agreements with the Holders of the Senior Secured Promissory Notes to allow the conversion of their notes and accrued interest into shares of preferred stock. In September 2022 the Holders of the Senior Secured Promissory Notes exercised their option to convert their notes and accrued interest of $85,543 into 777,663 shares of common stock, and $157,733 of notes and accrued interest were converted into 95,596 shares of Preferred Series A stock. The balance of the Senior Secured Promissory Notes and the associated accrued interest payable at December 31, 2022 was $0.

Note 5 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. On September 26, 2022, the Company amended a Certificate of Designation to the Secretary of State of Nevada designating 1,000,000 shares of preferred stock as Series A Preferred which was originally submitted on September 21, 2022 (“Series A COD”). Each shareholder shall have the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series A Preferred into the number of shares of Common Stock. Each share of Series A Preferred initially converts into 15 shares of Common Stock at a reference rate of $3.00 per share of Common Stock subject to adjustments.

The holders of Series A Preferred shall be entitled to receive dividends, in cash or in-kind at Company’s election, in an amount equal to $3.50 per share. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the common stock on the trading day prior to the issuance of the dividend is below the reference rate, in which case the dividend shares shall be valued at the purchase price adjusted pursuant to the formula set forth in Section 3 of the Certificate of Designations.

For the year ended December 31, 2022 the Company entered into a Securities Purchase Agreement with accredited investors. Pursuant to the Securities Purchase Agreements, the company sold 28,004 Shares of its Series A Preferred at $45.00 per preferred share and received gross proceeds of approximately $1,259,995. The Company issued 95,596 shares of its Series A Preferred for the exchange of the Senior Notes and the associated accrued interest payable of $157,733.

On December 30, 2022, the Company issued 2,265 shares of Series A Preferred as Dividend Shares per the Series A COD.

As of December 31, 2022, there were 125,865 shares of Series A Preferred outstanding.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As of December 31, 2022 and 2021, the Company had 7,108,336 and 6,037,836 shares issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued 30,000 shares of common stock at par value of $30 for services rendered.

During the year ended December 31, 2021, the Company issued 1,007,836 shares of common stock for investment of $1,042,787, net offering costs of $106,731.

During the year ended December 31, 2022, the Company issued 6,000 shares valued at $50,960 based on the market value of $8.49 per share on the date of the stock grant for services rendered.

During the year ended December 31, 2022, the Company issued 286,834 shares of common stock for investment of $587,863, net offering expenses of $149,137.

During the year ended December 31, 2022, the Company issued 777,663 shares of common stock for the conversion of convertible debt and accrued interest of $85,543.

Note 6 – Income Taxes

As of December 31, 2022, the Company has net operating loss carryforwards (“NOL”) of approximately $1,796,000, which is available to reduce future taxable income, for federal and state income taxes, respectively. The NOL is scheduled to expire in 2037. At the current federal tax rate of 21% and including book to tax differences result in the current NOL of $319,000 at December 31, 2022. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. During the year ended December 31, 2022, the Company has increased the valuation allowance from $181,000 to $319,000.

The tax effect of the carry forwards that give rise to deferred tax assets at December 31, 2022 consists of the following:

	2022	2021
Deferred tax assets:
Net operating loss	$319,000	$181,000
Total deferred tax assets	319,000	$181,000
Valuation allowance	(319,000)	(181,000)
Deferred tax asset, net of allowance	$—	$-

A reconciliation of the statutory income tax rate and the Company’s effective tax rate is as follows:

	2022	2021
Statutory U.S. federal rate	21.0%	21.0%
Book to tax differences	(6.0)%	(6.0)%
Valuation allowance	(15.0)%	(15.0)%
Effective tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

On March 15, 2023, the Company issued 2,447 Series A Preferred Convertible Voting Shares (“Series A Preferred”) for a dividend per the terms of the Series A Preferred Certificate of Designation.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. The Company currently has subscriptions for 64,894 shares for an aggregate subscription amount of $292,023 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022.

