Form 10-Q
period 2023-03-31
THUMZUP MEDIA Corp
filed 2023-05-15
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

(800) 403-6150

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,126,336 shares of common stock issued and outstanding as of May 12, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

March 31, 2023

THUMZUP MEDIA CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$528,330	$1,155,343
Prepaid expenses	2,903	2,903
Total current assets	531,233	1,158,246

Property and equipment, net	2,013	2,553
Capitalized software costs, net	50,421	-

Total assets	$583,667	$1,160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$69,532	$91,359
Total current liabilities	69,532	91,359

Total liabilities	69,532	91,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 128,312 and 125,865 shares issued and outstanding, respectively	128	126
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,126,336 and 7,108,336 shares issued and outstanding, respectively	7,126	7,108
Additional paid in capital	3,314,340	3,179,913
Subscription receivable	-	(33,000)
Accumulated deficit	(2,807,459)	(2,084,707)
Total stockholders’ equity	514,135	1,069,440

Total liabilities and stockholders’ equity	$583,667	$1,160,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$1,770	$3,494

Operating Expenses:
Cost of revenues	116	-
Sales and marketing	268,717	14,861
Research and development	125,881	146,046
General and administrative	324,954	61,976
Depreciation and amortization	2,407	540
Total Operating Expenses	722,075	223,423

Loss From Operations	(720,305)	(219,929)

Other Income (Expense):
Interest expense	-	(4,443)
Total Other Income (Expense)	-	(4,443)

Net Loss Before Income Taxes	(720,305)	(224,372)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(720,305)	(224,372)
Dividends on preferred stock	(2,447)	-

Net Income (Loss) Available to Common Stockholders	$(722,752)	$(224,372)

Net Income (Loss) Per Common Share:
Basic	$(0.10)	$(0.04)
Diluted	$(0.10)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	7,118,933	6,093,703
Diluted	7,118,933	6,093,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscription	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2021	-	-	6,037,836	$6,038	$1,036,749	-	$(862,942)	$179,845

Common Stock issued for investment	-	-	82,334	83	123,417	-	-	123,500

Net loss	-	-	-	-	-	-	(224,372)	$(224,372)
Balance at March 31, 2022			6,120,170	$6,121	$1,160,166	$-	$(1,087,314)	$78,973

Balance at December 31, 2022	125,865	$126	7,108,336	7,108	$3,179,913	(33,000)	(2,084,707)	$1,069,440
Preferred Series A issued for dividends	2,447	2	-	-	2,445	-	(2,447)	-
Proceeds from stock subscription receivable	-	-	-	-	-	33,000	-	33,000
Common Stock issued for services	-	-	18,000	$18	$131,982	-	-	132,000

Net loss	-	-	-	-	-	-	(720,305)	$(720,305)

Balance at March 31, 2023	128,312	$128	7,126,336	$7,126	$3,314,340	$-	$(2,807,459)	$514,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(720,305)	$(224,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,407	540
Stock issued for services	132,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(21,827)	863
Net cash used in operating activities	(607,725)	(222,969)

Cash flows from investing activities:
Capitalized software costs	(52,288)	-
Net cash used in investing activities	(52,288)	-

Cash flows from financing activities:
Proceeds from sale of common stock	33,000	123,500
Proceeds from loan	-	300

Net cash provided by financing activities	33,000	123,800

Net (decrease) increase in cash	(627,013)	(99,169)

Cash, beginning of year	1,155,343	424,445

Cash, end of year	$528,330	$325,276

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$2,447	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2023

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

Use of Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Significant estimates include estimates used in the valuation allowance related to deferred tax assets and capitalized software costs. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents consisted of $528,330 and $1,155,343, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2023 and December 31, 2022, the uninsured balances amounted to $278,330 and $905,343, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of March 31, 2023 and December 31, 2022, the Company had $2,903 and $2,903 in prepaid expenses, respectively. The Company’s prepaid expenses as of December 31, 2022 consisted primarily of fees paid to a consultant for business development services which were rendered in April 2023.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended March 31, 2023 and 2022 was $540 and $540, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally seven years. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2023 and 2022, we capitalized $52,288 and $0 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $1,867 and $0 for the three months ended March 31, 2023 and 2022. Capitalized software was $50,421 and $0, net of accumulated amortization of $1,867 and $0 at March 31, 2023 and December 31, 2022, respectively.

Revenue Recognition

The Company recognizes revenue when services are performed.

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

Client Deposits

Thumzup’s clients generally prepay to utilize the Company’s technology platform. All client deposits for services are recorded as a client deposit liability upon receipt. Upon a user leaving a qualified review for the client, as defined in Thumzup’s Mobile Terms and Conditions, the Company transfers the fee payable to the user to a user account balances liability account and realizes the fees payable to the Company as revenue. The Company holds all client deposits and user account balances in cash or cash equivalents, including money market accounts.

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

The Company has no tax positions as of March 31, 2023 and December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the three months ending March 31, 2023 and 2022, the Company recognized no interest and penalties.

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

Denotes a management contract or compensatory plan. The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2023	2022
Common shares issuable upon conversion of convertible notes	-	2,171,209
Common shares issuable upon conversion of preferred stock	1,924,680	-
Total potentially dilutive shares	1,924,680	2,171,209

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

The Company recognized its first revenues in December 2021. It relies on short-term debt and equity funding for its operations. At March 31, 2023 and December 31, 2022, the Company had a cash balance of $528,330 and $1,155,343, respectively, and the Company used $607,725 and $222,969 to fund operating activities for the three months ending March 31, 2023 and 2022, respectively. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. The Company currently has subscriptions for 74,903 shares for an aggregate subscription amount of $333,418.50 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022. The Company will not receive any funds and will not issue any shares of common stock until the transactions are released from escrow.

Note 4 – Shareholders’ Equity

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

The holders of Series A Preferred shall be entitled to receive, in cash or in-kind at the Company’s election, in an amount equal to $3.50 per share. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the Common Stock on the Trading Day prior to the issuance of the dividend is below the Reference Rate, in which case the Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Certificate of Designations.

On March 15, 2023, the Company issued 2,447 Series A Preferred Convertible Voting Shares (“Series A Preferred”) for a dividend per the terms of the Series A Preferred Certificate of Designation.

As March 31, 2023 and December 31, 2022, the Company had 128,312 and 125,865 Series A preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As March 31, 2023 and December 31, 2022, the Company had 7,126,336 and 7,108,336 shares issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 18,000 shares of common stock valued at $132,000 for services rendered.

Note 5 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 6 – Related Party Transactions

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member. Under the terms of the agreement, the Company will pay Elev8 $6,500 per month for six months and the Media Relations Services Agreement will automatically renew into consecutive monthly periods unless either party provides 30 days written notice of cancellation. This price is a discounted rate off Elev8’s normal monthly price of $9,500 per month. In addition to the monthly fee, the Company has paid Elev8 an aggregate of $20,000 for a social media marketing campaign and an aggregate of $15,000 for a marketing plan aimed at garnering more followers for the Company’s social media accounts.

On February 22, 2023, Daniel Lupinelli, a 10%+ shareholder of the Company, subscribed to purchase 223 shares of common stock at $4.50 per share for a subscription amount of $1,003.50 under the Company’s qualified offering under Regulation A+. The subscription amount is currently in escrow and will not be recorded until released.

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

On March 15, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the managing member and sole owner, received a dividend of 521 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. The Company currently has subscriptions for 74,903 shares for an aggregate subscription amount of $333,418.50 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022. The Company will not receive any funds and will not issue any shares of common stock until the transactions are released from escrow.

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the first three months of 2023 and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three months ended March 31, 2023 and 2022, we incurred $722,752 and $224,372 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods.

Thumzup® Products and Services

The Company operates in a single business segment which is social media marketing. The Thumzup® App works on both iPhone and Android mobile operating systems and connects brands and people who use and love these brands. For the advertiser, Thumzup® incentivizes real people to become content creators (“Creators”) and post authentic valuable posts on social media about the advertiser and its products.

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

A recent Nielsen report found more than 83% of consumers believe friends and family are the most reliable sources of information about products. According to a Pixlee article, 64% of millennials recommend a product at least once a month, and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation.

The average American adult was expected to spend 8 hours and 11 minutes per day using digital media in 2022 according to Insider Intelligence. The amount of daily usage has increased significantly over the past several years, again according to Insider Intelligence, and the Company believes such usage will continue to accelerate. The Company empowers businesses that want to interact with these Creators and provides tools and data so they can increase consumer awareness and expand their customer bases.

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

The Industry—Online Advertising

Growing at a 16.5% compound annual growth rate, the online advertising market was set to grow from $208 billion in 2022 to $354.9 billion in 2026 according to a 2021 Reportlinker.com study. The Company believes that it is developing a new form of social media marketing that does not currently exist, therefore existing descriptions of market size and penetration are not directly applicable. As Thumzup® matures, the Company believes there will be other competitors in this new market of paying non-professional advocates to tell their friends about products they love on social media at the point-of-sale. The closest existing market that is similar to Thumzup’s market is the rapidly growing subset of online advertising called “influencer marketing.” As social media influencers become more plentiful and proven, advertising spending has increased in this space.. We believe major brands recognize that having their happy customers post on social media is valuable.

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personalities. Some of these platforms have expanded to accommodate “micro-influencers” – people with 5,000 to 30,000 social media followers. In the Company’s opinion, none of these influencer platforms has entered the public consciousness and found mass adoption.

Recent research conducted by TapInfluence has found that influencer marketing content delivers 11 times higher return on investment than traditional forms of digital marketing, and approximately 66% of marketing firms now deploy influencer marketing according to a 2018 Association of National Advertisers survey. A recent Nielsen report found more than 80% of consumers believe friends and family are the most reliable sources of information about products. According to an analysis of Thumzup’s data, as an influencer’s follower total rises, the rate of engagement (likes and comments) with followers decreases. Those with less than 1,000 followers, also referred to as “nano-influencers,” generally received likes on their posts 8% of the time according to an analysis of Thumzup’s data. There thus appears to be, in the Company’s view, a clear downward correlation between follower sizes and post likes. Around 66% of marketers now use influencers and nearly half of U.S. marketers plan to increase their influencer budgets according to a 2018 Association of National Advertisers survey. According to a Pixlee article, 64% of millennials recommend a product at least once a month, and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At March 31, 2023 and December 31, 2022, the Company had a cash balance of $528,330 and $1,155,343, respectively, and the Company used $607,725 and $222,969 to fund operating activities for the three months ended March 31, 2023 and 2022, respectively. The Company has an accumulated deficit at March 31, 2023 and December 31, 2022 of $2,807,459 and $2,084,707, respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following table sets forth certain selected unaudited statement of operations data for the three months ended March 31, 2023 and 2022.

	For the Three Months ended
	31-Mar-23	31-Mar-22	$ Change	%Change
Revenues	$1,770	$3,494	$(1,724)	(49.34)%

Operating Expenses	722,075	223,423	498,652	223.19%

Loss from Operations	(720,305)	(219,929)	(500,376)	227.52%

Other Income (Expense)	-	(4,443)	4,443	(100.00)%

Net Income (Loss) Available to Common Stockholders	$(722,752)	$(224,372)	$(498,380)	222.12%

Revenues

The Company generated revenues of $1,770 and $3,494 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $1,724. The Company updated its revenue recognition policy for the year ended December 31, 2022, resulting in the Company reporting net revenue, which caused revenue to decrease despite a significant increase in advertiser activity during the three months ended March 31, 2023.

Operating expenses

For the three months ended March 31, 2023 and 2022, the Company incurred operating expenses of $722,075 and $223,423, respectively, an increase of $498,652. The increase in operating expenses was caused by: costs of revenues increasing by $116 from $0 during the three months ended March 31, 2022 to $116 during the same period in 2023, marketing expenses increasing $253,856 from $14,861 during the three months ended March 31, 2022 to $268,717 during the same period in 2023, general and administrative expenses increasing $262,978 from $61,976 during the three months ended March 31, 2022 to $324,954 during the same period in 2023, depreciation and amortization expenses increasing $1,867 from $540 during the three months ended March 31, 2022 to $2,407 during the same period in 2023, offset by a decrease in software research development expenses of $20,165 from $146,046 during the three months ended March 31, 2022 to $125,881 during the same period in 2023. The decline in software research and development expenses is attributable to the Company capitalizing certain software development costs, while the increases in the remaining operating expenses was caused by the Company expanding operations during the three months ended March 31, 2023 to accelerate the platform’s growth.

Net Loss from operations

The Company realized a net loss from operations of $720,305 and $219,929 for the three months ended March 31, 2023 and 2022, respectively, an increase of $500,376 for the reasons stated above.

Other expenses

For the three months ended March 31, 2023 and 2022, the Company had $0 and $4,443 in interest expense, respectively, related to debt notes. The debt notes and accrued interest were retired by converting to equity in September 2022.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $722,752 and $224,372 for the three months ended March 31, 2023 and 2022, respectively, an increase of $498,380 for the reasons stated above.

Liquidity and capital resources

As of March 31, 2023 and December 31, 2022, the Company had cash in the amount of $528,330 and $1,155,343, respectively. As of March 31, 2023 and December 31, 2022, the Company had stockholders’ equity of $514,135 and $1,069,799, respectively.

The Company’s accumulated deficit was $2,807,459 and $2,084,707 as of March 31, 2023 and December 31, 2022, respectively.

The Company used net cash in operations of $607,725 and $222,969 for the three months ended March 31, 2023 and 2022, respectively.

Net cash used in investing activities for three months ending March 31, 2023 and 2022 was $52,288 and $0 used for software development and to purchase computer equipment, respectively.

Net cash provided by financing activities was $33,000 for the three months ended March 31, 2023, comprised of $33,000 from stock subscription receivable related to the sale of common stock in a prior period. Net cash provided by financing activities was $123,800 for the three months ended March 31, 2022 from the sale of common stock.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Except as set forth under Item 2 above, there is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.	Exhibit

Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 15, 2023

