Form 10-K/A
period 2022-12-31
THUMZUP MEDIA Corp
filed 2023-05-25
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

THUMZUP™ MEDIA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Explanatory Note

Thumzup Media Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”) to clarify and to amend certain disclosures which affect Part II Item 9A.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described in this Explanatory Note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

The Industry-Online Advertising

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

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personalities. Some of these platforms have expanded to accommodate “micro-influencers” - people with 5,000 to 30,000 social media followers. In the Company’s opinion, none of these influencer platforms has entered the public consciousness and found mass adoption.

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

The Company’s first product-Thumzup® App

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

The Company is raising significant amounts of capital in order to scale its operations. This will allow the Company to expand its operations and continue to build out its business model. There is no guarantee that the Company will be able to achieve or sustain the foregoing within the anticipated timeframe, or at all - even though the Company’s Directors and Officers are industry professionals. The Company may exceed the budget, encounter obstacles in development activities, or be hindered or delayed in implementing the Company’s plans, any of which could imperil the Company’s ability to execute its business plan.

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

ITEM 9A. CONTROLS AND PROCEDURES.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-K/A, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of December 31, 2022 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in our annual report on Form 10-K present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a -15(f) under the Exchange Act. Our internal control was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013).

Based upon the assessments, management has concluded that as of December 31, 2022, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate our material weaknesses, we plan to appoint additional qualified personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters; however, such remediation efforts are largely dependent upon our securing additional financing or generating significant revenue to cover the costs of implementing the changes required.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Directors

Robert Haag: Director

Robert Haag is the Managing Member and sole owner of Westside Strategic Partners LLC, which is an investor in the Company. Since 2012, Mr. Haag has been a Managing Director of IRTH Communications, LLC, which provides financial communications services, and strategic consulting to its clients. He was previously employed in the brokerage, investment banking industries from about 1993 - 2001 and formerly held the Series 7, 24 and 63 licenses.

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

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2023.

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

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	May 25, 2023
Robert Steele	Chairman of the Board of Directors

/s/ Robert Steele	Chief Financial Officer	May 25, 2023
Robert Steele	(Principal Financial and Accounting Officer)

/s/ Robert Haag	Director	May 25, 2023
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

Note 2 - Summary of Significant Accounting Policies

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

Note 3 - Going Concern

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

Note 5 - Shareholders’ Equity

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

Note 6 - Income Taxes

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

The tax effect of the carry forwards that give rise to deferred tax assets at December 31, 2022 consists of the following:

	2022	2021
Deferred tax assets:
Net operating loss	$319,000	$181,000
Total deferred tax assets	319,000	$181,000
Valuation allowance	(319,000)	(181,000)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rate and the Company’s effective tax rate is as follows:

	2022	2021
Statutory U.S. federal rate	21.0%	21.0%
Book to tax differences	(6.0)%	(6.0)%
Valuation allowance	(15.0)%	(15.0)%
Effective tax rate	0.0%	0.0%

Note 7 - Subsequent Events

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

