Form 10-K/A
period 2022-12-31
THUMZUP MEDIA Corp
filed 2023-08-17
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of August 16, 2023, there were 7,305,499 shares of the registrant’s common stock outstanding.

THUMZUP™ MEDIA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Explanatory Note

This Amendment No. 2 (this “Amendment”) to Form 10-K/A for the fiscal year ended December 31, 2022, amends Thumzup Media Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Filing”).

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the fiscal quarter ended June 30, 2023, the Company identified inadvertent errors in the accounting for certain equity transactions, specifically the liquidated damages provisions contained in certain of the Company’s equity offerings.  Upon further evaluation, the Company determined that the liquidated damages should have been accounted for as liabilities and losses for the liquidated damages recorded in the Company’s consolidated statements of operations.

This amendment is being filed solely to (i) restate the financial statements for the accounting error described above and as further described in Notes 2 and 6 to the financial statements (and make corresponding changes to Risk Factors and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Amendment).

Generally, no changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

PART I

In this Annual Report on Form 10-K/A, “we,” “our,” “us,” “Thumzup™,” and “the Company” refer to Thumzup™ Media Corporation, unless the context requires otherwise.

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

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report on Form 10-K/A, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

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

As of December 31, 2022, the Company had total Shareholders’ equity of $786,534, an accumulated deficit of $2,367,623, and cash and cash equivalents of approximately $1,155,343. Although the Company had cash on hand of $1,155,343 as of December 31, 2022, there is no assurance that these funds will prove adequate beyond twelve months.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company sold 286,834 shares of common stock for cash proceeds of $737,000. From September 21, 2022 to December 29, 2022, the Company sold 28,004 shares of Series A Preferred Convertible Voting Stock for aggregate proceeds of $1,259,995. The Company incurred $149,137 in offering costs. The offers and sales were made in reliance on the exemption from registration provided by Section 4(a)(2). Each beneficial note holder was an “accredited investor” and/or “sophisticated investor” pursuant to Rule 501(a) of Regulation D under the Securities Act, who provided the Company with representations, warranties and information concerning their respective qualifications as an “sophisticated investor” and/or “accredited investor.” The Company provided and made available to each purchaser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The purchasers acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof. The Company’s use of proceeds was for corporate and products development and general working capital.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2 of our consolidated financial statements in Part IV of this amended Annual Report on Form 10-K/A, we have restated our consolidated financial statements for the fiscal year ended December 31, 2022 and our unaudited condensed consolidated interim financial information as of and for the fiscal period ended March 31, 2023. Refer to the Explanatory Note preceding Part I, Item 1: Financial Statements and Supplementary Data - Note 2 of our consolidated financial statements, for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A – Controls and Procedures, of this amended Annual Report on Form 10-K/A.

FORWARD LOOKING STATEMENTS

Sections of this Form 10-K/A, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.

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

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations. For the year ended December 31, 2022, we incurred a net loss of $1,504,680, primarily due to software research and development expenses of $567,408, marketing expenses of $224,088, and general and administrative expenses of $418,940. For the year ended December 31, 2021, we incurred $857,255 in net losses primarily due to $716,524 in software research and development expenses, $21,257 in marketing expenses, $102,698 in general and administrative expenses, $17,486 in interest expense and $1,736 in depreciation expense.

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

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	For the Fiscal Year ended
	31-Dec-22	31-Dec-21	$ Change	%Change
Revenues	$2,421	$2,446	$(25)	(0.99)%

Operating Expenses	1,213,035	842,215	370,820	44.03%

Loss from Operations	(1,210,614)	(839,769)	(370,845)	44.15%

Other Income (Expense)	(294,067)	(17,486)	(276,581)	1,581.73%

Net Income (Loss) Applicable to Common Stockholders	$(1,504,681)	$(857,255)	$(647,426)	75.52%

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

Other expenses

For the years ended December 31, 2022 and 2021, the Company had $25,865 and $17,486 in interest expense primarily related to liquidated damages and debt notes, respectively. For the years ended December 31, 2022 and 2021, the Company had a liquidated damages expense of $268,202 and $0, respectively.

Net Loss applicable to common shareholders

The Company realized a net loss applicable to shareholders of $1,504,681, and $857,255 for the years ended December 31, 2022 and 2021, respectively, an increase of $647,426 for the reasons stated above.

Liquidity and capital resources

As of December 31, 2022 and 2021, the Company had cash in the amount of $1,155,343 and $424,445, respectively. As of December 31, 2022 and 2021, the Company had stockholders’ equity of $786,524 and $179,845, respectively.

The Company’s accumulated deficit was $2,367,623 and $862,942 as of December 31, 2022 and 2021, respectively.

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

Further, the Company has had to restate its audited financials for the year ended December 31, 2022 due the inadvertent omission of certain liquidated damages accrued during the year ended December 31, 2022 which further demonstrates the Company’s ineffective internal controls.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report:

(1) Financial Statements.

The following documents are included on pages F-1 through F-6 attached hereto and are filed as part of this Annual Report on Form 10-K/A.

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

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2023.

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

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	August 17, 2023
Robert Steele	Chairman of the Board of Directors

/s/ Robert Steele	Chief Financial Officer	August 17, 2023
Robert Steele	(Principal Financial and Accounting Officer)

/s/ Robert Haag	Director	August 17, 2023
Robert Haag

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thumzup Media Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thumzup Media Corporation (the Company) as of December 31, 2022, and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the years ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4 to the financial statements, the Company has yet to generate significant revenue, has incurred net losses and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

As discussed in Note 2 and Note 6 to the financial statements, the Company restated its financial statements to account for registration rights which require the Company to pay liquidation damages relating its equity offerings. The Company restated its balance sheet and statement of operations to record an expense for these damages. Our opinion is not modified with respect to this matter.

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

/s/ Haynie & Company
Salt Lake City, Utah
March 30, 2023, except for Note 2 and Note 6, as to which the date is August 17, 2023

We have served as the Company’s auditor since 2021

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
	(As Restated)
ASSETS
Current assets:
Cash	$1,155,343	$424,445
Prepaid expenses	2,903	-
Total current assets	1,158,246	424,445

Property and equipment, net	2,553	4,713

Total assets	$1,160,799	$429,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$91,359	$34,313
Liquidated damages and accrued interest	$282,916	$-
Senior secured convertible promissory notes	-	215,000
Total current liabilities	374,275	249,313

Total liabilities	374,275	249,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 125,865 shares issued and outstanding	126	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,108,336 and 6,037,836 shares issued and outstanding, respectively	7,108	6,038
Additional paid in capital	3,179,913	1,036,749
Subscription receivable	(33,000)	-
Accumulated deficit	(2,367,623)	(862,942)
Total stockholders’ equity	786,524	179,845

Total liabilities and stockholders’ equity	$1,160,799	$429,158

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
	(As Restated)
Revenues	$2,421	$2,446

Operating Expenses:
Cost of revenues	439	-
Sales and marketing	224,088	21,257
Research and development	567,408	716,524
General and administrative	418,940	102,698
Depreciation and amortization	2,160	1,736
Total Operating Expenses	1,213,035	842,215

Loss From Operations	(1,210,614)	(839,769)

Other Income (Expense):
Expense for liquidated damages	(268,202)	-
Interest expense	(25,865)	(17,486)
Total Other Income (Expense)	(294,067)	(17,486)

Net Loss Before Income Taxes	(1,504,681)	(857,255)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(1,504,681)	(857,255)

Net Income (Loss) Available to Common Stockholders	$(1,504,681)	$(857,255)

Net Income (Loss) Per Common Share:
Basic	$(0.24)	$(0.16)
Diluted	$(0.24)	$(0.16)

Weighted Average Common Shares Outstanding:
Basic	6,215,753	5,420,833
Diluted	6,215,753	5,420,833

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Restated)

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscription	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2020	-	-	5,000,000	$5,000.00	$(5,000)	$-	$(5,687)	$(5,687)
Common stock issued for advisory	-	-	30,000	$30.00	$(30)	-	$-	$-
Common Stock issued for investment	-	-	1,007,836	$1,008.00	$1,148,492	-	$-	$1,149,500
Offering costs	-	-	-	$-	$(106,713)	-	$-	$(106,713)
Net loss	-	-	-	-	$-	$-	$(857,255)	$(857,255)
Balance at December 31, 2021	-	$-	6,037,836	$6,038	$1,036,749	$-	$(862,942)	$179,845
Preferred Series A issued for cash	28,004	$28	-	-	$1,259,967	$-	-	$1,259,995
Preferred Series A issued for conversion of notes	95,596	$96	-	-	$157,638	$-	-	$157,733
Preferred Series A issued for dividends	2,265	$2	-	-	$2,263	$-	-	$2,265
Common Stock issued for cash	-	-	286,834	$286	$736,714	$(33,000)	-	$704,000
Common Stock issued for services	-	-	6,000	$6	$50,954	$-	-	$50,960
Common Stock issued for conversion of notes	-	-	777,663	$778	$84,765	$-	-	$85,543
Stock issuance costs	-	-	-	-	$(149,137)	$-	-	$(149,137)
Net loss	-	-	-	-	-	-	(1,504,681)	$(1,504,681)
Rounding	-	-	-	-	-	-	-	1
Balance at December 31, 2022	125,865	$124	7,108,333	$7,108	$3,179,913	$(33,000)	$(2,367,623)	$786,524

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net loss	$(1,504,681)	$(857,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,160	1,736
Stock issued for services	50,960	-
Preferred stock dividend paid with stock	2,265	-
Interest expense paid with stock on conversion	8,886	-
Changes in operating assets and liabilities:
Liquidated damages and accrued interest	282,916	-
Prepaid expenses	(2,903)	10,000
Accounts payable and accrued expenses	76,437	32,308
Net cash used in operating activities	(1,083,960)	(813,211)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,449)
Net cash used in investing activities	-	(6,449)

Cash flows from financing activities:
Proceeds from sale of common stock	737,000	1,042,788
Subscription receivable	(33,000)	-
Costs incurred for equity sales	(149,137)	-
Proceeds from sale of preferred stock	1,259,995	-
Net cash provided by financing activities	1,814,858	1,042,788

Net (decrease) increase in cash	730,898	223,128

Cash, beginning of year	424,445	201,317

Cash, end of year	$1,155,343	$424,445

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A issued for exchange of convertible notes and accrued interest	$157,733	$-
Common shares issued upon conversion of convertible notes and accrued interest	$85,543	$-

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

Note 2 - Restatement

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the fiscal quarter ended June 30, 2023, the Company identified inadvertent errors in the accounting for certain equity transactions, specifically the liquidated damages provisions contained in certain of the Company’s equity offerings.  Upon further evaluation, the Company determined that the liquidated damages should have been accounted for as liabilities and losses for the liquidated damages recorded in the Company’s consolidated statements of operations.

The categories of misstatements and their impact on previously reported consolidated financial statements for the 2022 annual period are described below:

Liquidated damages: The recognition, measurement and presentation and disclosure related to the liquidated damages provisions in contained in the Registration Rights Agreements of certain of the Company’s equity offerings.

In addition to the restatement of the financial statements, certain information in Note 6 to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.

The financial statement misstatements reflected in previously issued consolidated financial statements did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the year ended December 31, 2022 to the corresponding restated consolidated financial statements for the respective year.

The restated consolidated balance sheet and consolidated statements of operations as of and for the year ended December 31, 2022 are as follows:

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	December 31, 2022	Restatement Adjustment	December 31, 2022
	(As Reported)		(As Restated)
ASSETS
Current assets:
Cash	$1,155,343	$-	$1,155,343
Prepaid expenses	2,903	-	2,903
Total current assets	1,158,246	-	1,158,246

Property and equipment, net	2,553	-	2,553

Total assets	$1,160,799	$-	$1,160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$91,359	$-	$91,359
Liquidated damages and accrued interest	-	282,916	282,916
Total current liabilities	91,359	282,916	374,275

Total liabilities	91,359	282,916	374,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 125,865 shares issued and outstanding	126	-	126
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,108,336 shares issued and outstanding	7,108	-	7,108
Additional paid in capital	3,179,913	-	3,179,913
Subscription receivable	(33,000)	-	(33,000)
Accumulated deficit	(2,084,707)	(282,916)	(2,367,623)
Total stockholders’ equity	1,069,440	(282,916)	786,524

Total liabilities and stockholders’ equity	$1,160,799	$-	$1,160,799

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	Restatement Adjustment	For the Year Ended December 31, 2022
	(As Reported)		(As Restated)
Revenues	$2,421	$-	$2,421

Operating Expenses:
Cost of revenues	439	-	439
Sales and marketing	224,088	-	224,088
Research and development	567,408	-	567,408
General and administrative	418,940	-	418,940
Depreciation and amortization	2,160	-	2,160
Total Operating Expenses	1,213,035	-	1,213,035

Loss From Operations	(1,210,614)	-	(1,210,614)

Other Income (Expense):
Expense for liquidated damages	-	(268,202)	(268,202)
Interest expense	(11,151)	(14,714)	(25,865)
Total Other Income (Expense)	(11,151)	(282,916)	(294,067)

Net Loss Before Income Taxes	(1,221,765)	(282,916)	(1,504,681)

Provision for Income Taxes (Benefit)	-	-	-

Net Loss	(1,221,765)	(282,916)	(1,504,681)

Net Income (Loss) Available to Common Stockholders	$(1,221,765)	$(282,916)	$(1,504,681)

Net Income (Loss) Per Common Share:
Basic	$(0.20)	$(0.04)	$(0.24)
Diluted	$(0.20)	$(0.04)	$(0.24)

Weighted Average Common Shares Outstanding:
Basic	6,215,753		6,215,753
Diluted	6,215,753		6,215,753

Note 3 - Summary of Significant Accounting Policies

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

Note 4 - Going Concern

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

Note 5 - Senior Secured Convertible Promissory Notes

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

Note 6 - Shareholders’ Equity

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

During the year ended December 31, 2022, the Company has realized a $282,916 expense for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a registration statement covering the shares sold in those offerings. The liquidated damages include penalties for failing to file a registration statement covering the shares issued in the equity offerings of 1% of the investment amount every 20 or 30 days commencing 45 days after each investment, failing to maintain an effective registration statement covering the shares issued in the equity offerings of 1% every 30 days commencing 90 days after each investment, as well as interest on the penalties resulting from the Company failing to make timely payment of 1.5% every 30 days. As of December 31, 2022 and 2021, the accrued liquidated damages and accrued interest is $282,916 and $0, respectively.

Note 7 - Income Taxes

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

Note 8 - Subsequent Events

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

