Form 10-Q/A
period 2023-03-31
THUMZUP MEDIA Corp
filed 2023-08-17
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,305,499 shares of common stock issued and outstanding as of August 16, 2023.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-Q for the period ended March 31, 2023, amends Thumzup Media Corporation’s (the “Company”) Annual Report on Form 10-Q for the period ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 15, 2023 (the “Original Filing”).

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

This amendment is being filed solely to (i) restate the financial statements for the accounting error described above and as further described in Notes 2 and 6 to the financial statements (and make corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Amendment).

Generally, no changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

March 31, 2023

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(As Restated)
	(As Restated)
ASSETS
Current assets:
Cash	$528,330	$1,155,343
Prepaid expenses	2,903	2,903
Total current assets	531,233	1,158,246

Property and equipment, net	2,013	2,553
Capitalized software costs, net	50,421	-

Total assets	$583,667	$1,160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$69,532	$91,359
Liquidated damages and accrued interest	471,402	282,916
Total current liabilities	540,934	374,275

Total liabilities	540,934	374,275

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 128,312 and 125,865 shares issued and outstanding, respectively	128	126
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,126,336 and 7,108,336 shares issued and outstanding, respectively	7,126	7,108
Additional paid in capital	3,314,340	3,179,913
Subscriptions receivable	-	(33,000)
Accumulated deficit	(3,278,861)	(2,367,623)
Total stockholders’ equity	42,733	786,524

Total liabilities and stockholders’ equity	$583,667	$1,160,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(As Restated)

Revenues	$1,770	$3,494

Operating Expenses:
Cost of revenues	116	-
Sales and marketing	268,717	14,861
Research and development	125,881	146,046
General and administrative	324,954	61,976
Depreciation and amortization	2,407	540
Total Operating Expenses	722,075	223,423

Loss From Operations	(720,305)	(219,929)

Other Income (Expense):
Liquidated damages expense	(176,117)	-
Interest expense	(12,368)	(4,443)
Total Other Income (Expense)	(188,485)	(4,443)

Net Loss Before Income Taxes	(908,790)	(224,372)

Provision for Income Taxes (Benefit)	-	-

Net Loss	$(908,790)	$(224,372)
Dividends on preferred stock	(2,447)	-

Net Loss Attributable to Common Stockholders	$(911,237)	$(224,372)

Net Income (Loss) Per Common Share:
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	7,118,933	6,093,703
Diluted	7,118,933	6,093,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(As Restated)

	Preferred Stock Series A		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2021	-	-	6,037,836	$6,038.00	$1,036,749	$-	$(862,942)	$179,845
Common Stock issued for investment	-	-	82,334	$83.00	$123,417	-	123	$123,500
Net loss	-	-	-	-	-	-	$(224,372)	$(224,372)
Balance at March 31, 2022	-	$-	6,120,170	$6,121	$1,160,166	$-	$(1,087,191)	$78,973

	Preferred Stock Series A		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2022	125,865	$126.00	7,108,333	$7,108.00	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Common Stock issued for services rendered	-	-	18,000	$18.00	$131,982	$-	$-	$132,000
Stock subscription receivable received	-	-	-	$-	$-	$33,000	$-	$33,000
Preferred Series A issued for dividends	2,447	2	-	$-	$2,445	$-	$(2,447)	$0
Net loss	-	-	-	-	$-	$-	$(908,790)	$(908,790)
Balance at March 31, 2023	128,312	$128	7,126,333	$7,126	$3,314,340	$-	$(3,278,861)	$42,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
	(As Restated)

Cash flows from operating activities:
Net loss	$(908,790)	$(224,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,407	540
Stock issued for services	132,000	-
Changes in operating assets and liabilities:	-
Liquidated damages and accrued interest	188,485
Accounts payable and accrued expenses	(21,827)	863
Net cash used in operating activities	(607,725)	(222,969)

Cash flows from investing activities:
Capitalized software costs	(52,288)	-
Net cash used in investing activities	(52,288)	-

Cash flows from financing activities:
Proceeds from sale of common stock	33,000	123,500
Proceeds from loan	-	300
Proceeds from sale of preferred stock	-	-
Costs incurred for equity sales	-	-
Net cash provided by financing activities	33,000	123,800

Net (decrease) increase in cash	(627,013)	(99,169)

Cash, beginning of period	1,155,343	424,445

Cash, end of period	$528,330	$325,276

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$2,447	$-

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

The categories of misstatements and their impact on previously reported consolidated financial statements for the period ended March 31, 2023 are described below:

Liquidated damages: The recognition, measurement and presentation and disclosure related to the liquidated damages provisions in contained in the Registration Rights Agreements of certain of the Company’s equity offerings, in the Form of the Registration Rights Agreement initially filed as Exhibit 10.3, of the S-1 filed on April 29, 2021, as amended.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate:

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	March 31, 2023	Restatement Adjustment	March 31, 2023
	(Unaudited)		(Unaudited)
	(As Reported)		(As Restated)
ASSETS
Current assets:
Cash	$528,330	$-	$528,330
Prepaid expenses	2,903	-	2,903
Total current assets	531,233	-	531,233

Property and equipment, net	2,013	-	2,013
Capitalized software costs, net	50,421	-	50,421

Total assets	$583,667	$-	$583,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$69,532	$-	$69,532
Liquidated damages and accrued interest	-	471,402	471,402
Total current liabilities	69,532	471,402	540,934

Total liabilities	69,532	471,402	540,934

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 128,312 shares issued and outstanding	128	126	128
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,126,336 shares issued and outstanding	7,126	7,108	7,126
Additional paid in capital	3,314,340	3,179,913	3,314,340
Subscriptions receivable	-	(33,000)	-
Accumulated deficit	(2,807,459)	(2,084,707)	(3,278,861)
Total stockholders’ equity	514,135	1,069,440	42,733

Total liabilities and stockholders’ equity	$583,667	$1,540,842	$583,667

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2023	Restatement Adjustment	For the Three Months Ended March 31, 2023
	(As Reported)		(As Restated)

Revenues	$1,770	$-	$1,770

Operating Expenses:
Cost of revenues	116	-	116
Sales and marketing	268,717	-	268,717
Research and development	125,881	-	125,881
General and administrative	324,954	-	324,954
Depreciation and amortization	2,407	-	2,407
Total Operating Expenses	722,075	-	722,075

Loss From Operations	(720,305)	-	(720,305)

Other Income (Expense):
Liquidated damages expense	-	(176,117)	(176,117)
Interest expense	-	(12,368)	(12,368)
Total Other Income (Expense)	-	(188,485)	(188,485)

Net Loss Before Income Taxes	(720,305)	(188,485)	(908,790)

Provision for Income Taxes (Benefit)	-	-	-

Net Loss	$(720,305)	$(188,485)	$(908,790)
Dividends on preferred stock	(2,447)	-	(2,447)

Net Loss Attributable to Common Stockholders	$(722,752)	$(188,485)	$(911,237)

Net Income (Loss) Per Common Share:
Basic	$(0.10)	$(0.03)	$(0.13)
Diluted	$(0.10)	$(0.03)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	7,118,933		7,118,933
Diluted	7,118,933		7,118,933

Note 3 – Summary of Significant Accounting Policies

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

Note 4 – Going Concern

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

During the quarter ended March 31, 2023, the Company has realized a $188,485 expense for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. As of March 31, 2023 and December 31, 2022, there were accrued liquidated damages and accrued interest is $471,402 and $282,916, respectively.

Note 6 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 7 – Related Party Transactions

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

Note 8 – Subsequent Events

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

As discussed further in Note 2 of our consolidated financial statements in Part I of this amended Quarterly Report on Form 10-Q/A, we have restated our consolidated financial statements for the fiscal year ended December 31, 2022 and our unaudited condensed consolidated interim financial information as of and for the fiscal period ended March 31, 2023. Refer to the Explanatory Note preceding Part I, Item 1: Financial Statements and Supplementary Data - Note 2 of our consolidated financial statements, for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A – Controls and Procedures, of this amended Quarterly Report on Form 10-Q/A.

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

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three months ended March 31, 2023 and 2022, we incurred $911,237 and $224,372 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At March 31, 2023 and December 31, 2022, the Company had a cash balance of $528,330 and $1,155,343, respectively, and the Company used $607,725 and $222,969 to fund operating activities for the three months ended March 31, 2023 and 2022, respectively. The Company has an accumulated deficit at March 31, 2023 and December 31, 2022 of $3,278,861 and $2,367,623, respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following table sets forth certain selected unaudited statement of operations data for the three months ended March 31, 2023 and 2022.

	For the Three Months ended
	31-Mar-23	31-Mar-22	$ Change	%Change
Revenues	$1,770	$3,494	$(1,724)	(49.34)%

Operating Expenses	722,075	223,423	498,652	223.19%

Loss from Operations	(720,305)	(219,929)	(500,376)	227.52%

Other Income (Expense)	(188,485)	(4,443)	(184,042)	4,142.29%

Net Income (Loss) Available to Common Stockholders	$(911,790)	$(224,372)	$(686,865)	306.13%

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

Other expenses

For the three months ended March 31, 2023 and 2022, the Company had $176,117 and $0 in liquidated damages expense, respectively. For the three months ended March 31, 2023 and 2022, the Company had $12,368 and $4,443 in interest expense, respectively, primarily related to liquidated damages and debt notes, respectively. The debt notes and accrued interest were retired by converting to equity in September 2022.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $911,237 and $224,372 for the three months ended March 31, 2023 and 2022, respectively, an increase of $686,865 for the reasons stated above.

Liquidity and capital resources

As of March 31, 2023 and December 31, 2022, the Company had cash in the amount of $528,330 and $1,155,343, respectively. As of March 31, 2023 and December 31, 2022, the Company had stockholders’ equity of $42,733 and $786,524, respectively.

The Company’s accumulated deficit was $3,278,861 and $2,367,623 as of March 31, 2023 and December 31, 2022, respectively.

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

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	August 17, 2023

