Form 10-Q
period 2023-06-30
THUMZUP MEDIA Corp
filed 2023-08-21
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,305,499 shares of common stock issued and outstanding as of August 14, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

June 30, 2023

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(As Restated)

ASSETS
Current assets:
Cash	$393,143	$1,155,343
Prepaid expenses	53,538	2,903
Total current assets	446,681	1,158,246

Property and equipment, net	6,366	2,553
Capitalized software costs, net	66,334	-

Total assets	$519,381	$1,160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$64,146	$91,359
Liquidated damages and accrued interest	685,064	282,916
Total current liabilities	749,210	374,275

Total liabilities	749,210	374,275

Commitments and contingencies (See Note 5)

Stockholders’ equity (deficit):
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 130,807 and 125,865 shares issued and outstanding, respectively	131	126
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,288,171 and 7,108,336 shares issued and outstanding, respectively	7,288	7,108
Additional paid in capital	3,966,044	3,179,913
Subscriptions receivable	-	(33,000)
Accumulated deficit	(4,203,292)	(2,367,623)
Total stockholders’ equity (deficit)	(229,829)	786,524

Total liabilities and stockholders’ equity (deficit)	$519,381	$1,160,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$580	$1,398	$2,350	$4,892

Operating Expenses:
Cost of revenues	-	-	116	-
Sales and marketing	252,957	50,498	521,674	65,359
Research and development	192,105	139,952	317,986	285,998
General and administrative	258,101	81,103	583,055	143,079
Depreciation and amortization	5,690	540	8,097	1,080
Total Operating Expenses	708,853	272,093	1,430,928	495,516

Loss From Operations	(708,273)	(270,695)	(1,428,578)	(490,624)

Other Income (Expense):
Liquidated damages expense	(190,806)	-	(366,923)	-
Interest expense	(22,856)	(4,443)	(35,224)	(8,886)
Total Other Income (Expense)	(213,662)	(4,443)	(402,147)	(8,886)

Net Loss Before Income Taxes	(921,935)	(275,138)	(1,830,725)	(499,510)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(921,935)	$(275,138)	$(1,830,725)	$(499,510)
Dividends on preferred stock	(2,495)	-	(4,942)	-

Net Loss Attributable to Common Stockholders	$(924,430)	$(275,138)	$(1,835,667)	$(499,510)

Net Income (Loss) Per Common Share:
Basic	$(0.13)	$(0.04)	$(0.26)	$(0.04)
Diluted	$(0.13)	$(0.04)	$(0.26)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	7,118,933	6,093,703	7,118,933	6,093,703
Diluted	7,118,933	6,093,703	7,118,933	6,093,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2021	-	-	6,037,836	$6,038.00	$1,036,749	$-	$(862,942)	$179,845
Common Stock issued for investment	-	-	275,834	$276.00	$703,725	-		$704,001
Common stock issued for services	-	-	2,000	$2.00	$18,378	-	-	$18,380
Net loss	-	-	-	-	-	-	$(499,510)	$(499,510)
Balance at June 30, 2022	-	$-	6,315,670	$6,316	$1,758,852	$-	$(1,362,452)	$402,716

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2022 (as restated)	125,865	$126.00	7,108,336	$7,108.00	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Common Stock issued for services rendered	-	-	20,000	$20.00	$146,058	$-	$-	$146,078
Common Stock issued for investment	-	-	159,835	$160.00	$641,553	$-	$-	$641,713
Common Stock offering costs	-	-	-	$-	$(6,417)	$-	$-	$(6,417)
Stock subscription receivable received	-	-	-	$-	$-	$33,000	$-	$33,000
Preferred Series A issued for dividends	4,942	5	-	$-	$4,937	$-	$(4,942)	$-
Net loss	-	-	-	-	$-	$-	$(1,830,725)	$(1,830,725)
Balance at June 30, 2023	130,807	$131	7,288,171	$7,288	$3,966,044	$-	$(4,203,292)	$(229,829)

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at March 31, 2022	-	-	6,120,169	$6,121.00	$1,160,166	$-	$(1,087,314)	$78,973
Common Stock issued for investment	-	-	193,501	$193.00	$580,308	-	-	$580,501
Common stock issued for services	-	-	2,000	$2.00	$18,378	-	-	$18,380
Net loss	-	-	-	-	-	-	$(275,138)	$(275,138)
Balance at June 30, 2022	-	$-	6,315,670	6,316	1,758,852	-	(1,362,452)	402,716

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at March 31, 2023 (as restated)	128,312	$128.00	7,126,336	$7,126.00	$3,314,340	$-	$(3,278,861)	$42,733
Common Stock issued for services rendered	-	-	2,000	$2.00	$14,076	$-	$-	$14,078
Common Stock issued for investment	-	-	159,835	$160.00	$641,553	$-	$-	$641,713
Common Stock offering costs	-	-	-	$-	$(6,417)	$-	$-	$(6,417)
Stock subscription receivable received	-	-	-	$-	$-	$-	$-	$-
Preferred Series A issued for dividends	2,495	3	-	$-	$2,492	$-	$(2,495)	$-
Net loss	-	-	-	-	$-	$-	$(921,935)	$(921,935)
Balance at June 30, 2023	130,807	$131	7,288,171	$7,288	$3,966,044	$-	$(4,203,292)	$(229,829)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,830,725)	$(499,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,097	1,080
Stock issued for services	146,078	18,380
Changes in operating assets and liabilities:
Liquidated damages and accrued interest	402,147	-
Prepaid expenses	(50,635)	-
Accounts payable and accrued expenses	(27,215)	5,161
Net cash used in operating activities	(1,352,253)	(474,889)

Cash flows from investing activities:
Purchases of property and equipment	(5,105)
Capitalized software costs	(73,138)	-
Net cash used in investing activities	(78,243)	-

Cash flows from financing activities:
Proceeds from sale of common stock	674,713	704,000
Proceeds from loan	-	300
Proceeds from sale of preferred stock	-	-
Costs incurred for equity sales	(6,417)	-
Net cash provided by financing activities	668,296	704,300

Net (decrease) increase in cash	(762,200)	229,411

Cash, beginning of period	1,155,343	424,445

Cash, end of period	$393,143	$653,856

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$4,942	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2023

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

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed and restated with the SEC August 16, 2023 (the “Annual Report”). The December 31, 2022 balance sheet is derived from those restated financial statements.

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

As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents consisted of $393,143 and $1,155,343, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2023 and December 31, 2022, the uninsured balances amounted to $143,143 and $905,343, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of June 30, 2023 and December 31, 2022, the Company had $53,538 and $2,903 in prepaid expenses, respectively. The Company’s prepaid expenses as of June 30, 2023 were primarily for marketing, filing, and listing fees for services not yet rendered. The Company’s prepaid expenses as of December 31, 2022 consisted primarily of fees paid to a consultant for business development services which were rendered in 2023.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended June 30, 2023 and 2022 was $753 and $540, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,293 and $1,080, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the six months ended June 30, 2023 and 2022, we capitalized $73,138 and $0 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $4,937 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $6,804 and $0 for the six months ended June 30, 2023, respectively. Capitalized software was $66,334 and $0, net of accumulated amortization of $6,804 and $0 at June 30, 2023 and December 31, 2022, respectively.

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

The Company has no tax positions as of June 30, 2023 and December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the three and six months ending June 30, 2023 and 2022, the Company recognized no interest and penalties.

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

Denotes a management contract or compensatory plan. The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,	June 30,
	2023	2022
Common shares issuable upon conversion of convertible notes	-	2,211,600
Common shares issuable upon conversion of preferred stock	1,962,111	-
Total potentially dilutive shares	1,962,111	2,221,600

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

The Company recognized its first revenues in December 2021. It relies on short-term debt and equity funding for its operations. At June 30, 2023 and December 31, 2022, the Company had a cash balance of $393,143 and $1,155,343, respectively, and the Company used $1,352,253 and $474,889 to fund operating activities for the six months ending June 30, 2023 and 2022, respectively. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. As of June 30, 2023, the Company had sold 159,835 shares under the offering for proceeds of $635,136, net offering costs. On July 10, 2023, Thumzup closed on subscriptions for 18,887 shares of common stock for proceeds of $74,780, net offering costs of $983. Further, as of August 10, 2023, the Company had subscriptions for 17,288 shares for an aggregate subscription amount of $82,381 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022. The Company will not receive any funds and will not issue any shares of common stock until the transactions are released from escrow.

Note 4 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. On September 26, 2022 the Company submitted a Certificate of Designation to the Secretary of State of Nevada designating 1,000,000 shares of preferred stock as Series A Preferred (“Series A Preferred”). Each shareholder shall have the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series A Preferred into the number of shares of Common Stock. Each share of Series A Preferred initially converts into 15 shares of Common Stock at a reference rate of $3.00 per share of Common Stock subject to adjustments.

The holders of Series A Preferred shall be entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $3.50 per share. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the Common Stock on the Trading Day prior to the issuance of the dividend is below the Reference Rate, in which case the Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Certificate of Designations.

On March 15, 2023, the Company issued 2,447 Series A Dividend Shares per the terms of the Series A Preferred Certificate of Designation.

On June 15, 2023, the Company issued 2,495 Series A Dividend Shares per the terms of the Series A Preferred Certificate of Designation.

As June 30, 2023 and December 31, 2022, the Company had 130,807 and 125,865 Series A preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2023, the Company issued 20,000 shares of common stock valued at $146,080 for services rendered.

During the six months ended June 30, 2023, the Company issued 159,835 shares of common stock for proceeds of $635,136, net offering costs of $6,417.

As June 30, 2023 and December 31, 2022, the Company had 7,288,171 and 7,108,336 shares issued and outstanding, respectively.

During the three and six months ended June 30, 2023, the Company has realized expenses of $190,806 and $402,127, respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. As of June 30, 2023 and December 31, 2022, the accrued liquidated damages and accrued interest is $685,064 and $282,916, respectively.

Note 5 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 6 – Related Party Transactions

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member. Under the terms of the agreement, the Company will pay Elev8 $6,500 per month for six months and the Media Relations Services Agreement will automatically renew into consecutive monthly periods unless either party provides 30 days written notice of cancellation. This price is a discounted rate off Elev8’s normal monthly price of $9,500 per month. In addition to the monthly fee, through July 25, 2023 the Company has paid Elev8 an aggregate of $25,000 for a social media marketing campaign and an aggregate of $15,000 for a marketing plan aimed at garnering more followers for the Company’s social media accounts.

On February 22, 2023, Daniel Lupinelli, a 10%+ shareholder of the Company, subscribed to purchase 223 shares of common stock at $4.50 per share for a subscription amount of $1,003.50 under the Company’s qualified offering under Regulation A+. The subscription closed on May 16, 2023.

On February 28, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the managing member and sole owner, subscribed to purchase 11,150 shares of common stock at $4.50 per share for a subscription amount of $50,175 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC received 1,115 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription closed on May 16, 2023.

On March 15, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the managing member and sole owner, received a dividend of 521 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 15, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the managing member and sole owner, received a dividend of 531 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 27, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the managing member and sole owner, subscribed to purchase 11,140 shares of common stock at $4.50 per share for a subscription amount of $50,130 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC received 1,114 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription closed on June 29, 2023.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. On July 10, 2023, Thumzup closed on subscriptions for 18,887 shares of common stock for proceeds of $74,780, net offering costs of $983. Further, as of August 10, 2023, the Company had subscriptions for 17,288 shares for an aggregate subscription amount of $82,381 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022. The Company will not receive any funds and will not issue any shares of common stock until the transactions are released from escrow.

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the first six months of 2023 and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three months ended June 30, 2023 and 2022, we incurred $924,430 and $275,138 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods. For the six months ended June 30, 2023 and 2022, we incurred $1,835,667 and $499,510 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At June 30, 2023 and December 31, 2022, the Company had a cash balance of $393,143 and $1,155,343, respectively, and the Company used $1,352,253 and $474,889 to fund operating activities for the six months ended June 30, 2023 and 2022, respectively. The Company has an accumulated deficit at June 30, 2023 and December 31, 2022 of $4,203,292 and $2,367,623 respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The following table sets forth certain selected unaudited statement of operations data for the three months ended June 30, 2023 and 2022.

	For the Three Months ended
	June 30, 2023	June 30, 2022	$ Change	%Change
Revenues	$508	$1,398	$(818)	(58.51)%

Operating Expenses	708,853	272,093	436,760	160.51%

Loss from Operations	(708,273)	(270,695)	(437,578)	161.65%

Other Income (Expense)	(213,662)	(4,443)	(209,219)	4,708.96%

Net Income (Loss) Available to Common Stockholders	$(924,430)	$(275,138)	$(649,292)	235.99%

Revenues

The Company generated revenues of $508 and $1,398 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $818. The Company updated its revenue recognition policy for the year ended December 31, 2022, resulting in the Company reporting net revenue, which caused revenue to decrease despite a significant increase in advertiser activity during the three months ended June 30, 2023.

Operating expenses

For the three months ended June 30, 2023 and 2022, the Company incurred operating expenses of $708,853 and $272,093, respectively, an increase of $436,760. The increase in operating expenses was caused by: marketing expenses increasing $202,459 from $50,498 during the three months ended June 30, 2022 to $252,957 during the same period in 2023, general and administrative expenses increasing $176,998 from $81,103 during the three months ended June 30, 2022 to $258,101 during the same period in 2023, depreciation and amortization expenses increasing $5,150 from $540 during the three months ended June 30, 2022 to $5,690 during the same period in 2023, software research development expenses increasing $52,153 from $139,952 during the three months ended June 30, 2022 to $192,105 during the same period in 2023. The increases in operating expenses were caused by the Company expanding operations during the three months ended June 30, 2023 to accelerate the platform’s growth.

Net Loss from operations

The Company realized a net loss from operations of $708,273 and $270,695 for the three months ended June 30, 2023 and 2022, respectively, an increase of $437,578 for the reasons stated above.

Other expenses

For the three months ended June 30, 2023 and 2022, the Company had $190,806 and $0 in expenses for liquidated damages related to the Company’s equity offerings, respectively. For the three months ended June 30, 2023 and 2022, the Company had $22,856 and $4,443 in interest expense, respectively, related to liquidated damages and debt notes, respectively. The debt notes were retired by converting and exchanging to equity in September 2022.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $924,430 and $275,138 for the three months ended June 30, 2023 and 2022, respectively, an increase of $649,292 for the reasons stated above.

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

The following table sets forth certain selected unaudited statement of operations data for the six months ended June 30, 2023 and 2022.

	For the Six Months ended
	June 30, 2023	June 30, 2022	$ Change	%Change
Revenues	$2,350	$4,892	$(2,542)	(51.96)%

Operating Expenses	1,430,928	495,516	935,412	188.78%

Loss from Operations	(1,428,578)	(490,624)	(937,954)	191.18%

Other Income (Expense)	(402,147)	(8,886)	(393,261)	4,425.63%

Net Income (Loss) Available to Common Stockholders	$(1,835,667)	$(499,510)	$(1,336,157)	267.49%

Revenues

The Company generated revenues of $2,350 and $4,892 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $2,542. The Company updated its revenue recognition policy for the year ended December 31, 2022, resulting in the Company reporting net revenue, which caused revenue to decrease despite a significant increase in advertiser activity during the six months ended June 30, 2023.

Operating expenses

For the six months ended June 30, 2023 and 2022, the Company incurred operating expenses of $1,430,928 and $495,516, respectively, an increase of $935,412. The increase in operating expenses was caused by: costs of revenues increasing by $116 from $0 during the six months ended June 30, 2022 to $116 during the same period in 2023, marketing expenses increasing $456,315 from $65,359 during the six months ended June 30, 2022 to $521,674 during the same period in 2023, general and administrative expenses increasing $439,976 from $143,079 during the six months ended June 30, 2022 to $583,055 during the same period in 2023, depreciation and amortization expenses increasing $7,017 from $1,080 during the six months ended June 30, 2022 to $8,097 during the same period in 2023, an software research development expenses of $31,988 from $285,998 during the six months ended June 30, 2022 to $317,986 during the same period in 2023. The increases in the operating expenses were caused by the Company expanding operations during the six months ended June 30, 2023 to accelerate the platform’s growth.

Net Loss from operations

The Company realized a net loss from operations of $1,428,578 and $490,624 for the six months ended June 30, 2023 and 2022, respectively, an increase of $937,954 for the reasons stated above.

Other expenses

For the six months ended June 30, 2023 and 2022, the Company had $366,923 and $0 in expenses for liquidated damages for certain of the Company’s equity offerings, respectively. For the six months ended June 30, 2023 and 2022, the Company had $35,224 and $8,886 in interest expense, respectively, related to liquidated damages and debt notes, respectively. The debt notes were retired by converting and exchanging to equity in September 2022.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $1,835,667 and $499,510 for the six months ended June 30, 2023 and 2022, respectively, an increase of $1,336,157 for the reasons stated above.

Liquidity and capital resources

As of June 30, 2023 and December 31, 2022, the Company had cash in the amount of $393,143 and $1,155,343, respectively. As of June 30, 2023 and December 31, 2022, the Company had stockholders’ equity (deficit) of $(229,829) and $786,524, respectively.

The Company’s accumulated deficit was $4,203,202 and $2,367,623 as of June 30, 2023 and December 31, 2022, respectively.

The Company used net cash in operations of $1,352,253 and $474,889 for the six months ended June 30, 2023 and 2022, respectively.

Net cash used in investing activities for six months ending June 30, 2023 and 2022 was $78,243 and $0, respectively. During the six months ended June 30, 2023, there were $73,138 in capitalized development costs and $5,105 used for the purchase of equipment.

Net cash provided by financing activities was $668,296 for the six months ended June 30, 2023, comprised of $674,713 from the sale of common stock related to the sale of common stock in a prior period and the Company’s offering under Regulation A+, with offering costs of $6,417. Net cash provided by financing activities was $704,300 for the six months ended June 30, 2022, with $704,300 generated from the sale of common stock and $300 in loan proceeds.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of June 30, 2023 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in our quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

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

Based upon the assessments, management has concluded that as of June 30, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Date: August 21, 2023

