Form 10-Q
period 2023-09-30
THUMZUP MEDIA Corp
filed 2023-11-13
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,508,961 shares of common stock issued and outstanding as of November 7, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

September 30, 2023

THUMZUP MEDIA CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(As Restated)

ASSETS
Current assets:
Cash	$146,240	$1,155,343
Prepaid expenses	8,313	2,903
Total current assets	154,553	1,158,246

Property and equipment, net	6,587	2,553
Capitalized software costs, net	93,949	-

Total assets	$255,089	$1,160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$127,290	$91,359
Liquidated damages and accrued interest	-	282,916
Total current liabilities	127,290	374,275

Total liabilities	127,290	374,275

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 140,046 and 125,865 shares issued and outstanding, respectively	140	126
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,508,961 and 7,108,336 shares issued and outstanding, respectively	7,509	7,108
Additional paid in capital	5,437,223	3,179,913
Subscriptions receivable	-	(33,000)
Accumulated deficit	(5,317,073)	(2,367,623)
Total stockholders’ equity	127,799	786,524

Total liabilities and stockholders’ equity	$255,089	$1,160,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$72	$1,632	$2,422	$6,524

Operating Expenses:
Cost of revenues	-	1,900	116	1,900
Sales and marketing	228,685	64,748	750,359	130,107
Research and development	159,920	126,479	477,906	412,477
General and administrative	321,352	100,900	904,406	243,979
Depreciation and amortization	8,560	540	16,657	1,620
Total Operating Expenses	718,517	294,567	2,149,445	790,083

Loss From Operations	(718,445)	(292,935)	(2,147,023)	(783,559)

Other Income (Expense):
Liquidated damages expense	(364,729)	-	(731,652)	-
Interest expense	(27,937)	-	(63,161)	(8,886)
Total Other Income (Expense)	(392,665)	-	(794,813)	(8,886)

Net Loss Before Income Taxes	(1,111,110)	(292,935)	(2,941,836)	(792,445)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(1,111,110)	$(292,935)	$(2,941,836)	$(792,445)
Dividends on preferred stock	(2,671)	-	(7,614)	-

Net Loss Attributable to Common Stockholders	$(1,113,781)	$(292,935)	$(2,949,450)	$(792,445)

Net Income (Loss) Per Common Share:
Basic	$(0.15)	$(0.05)	$(0.41)	$(0.13)
Diluted	$(0.15)	$(0.05)	$(0.41)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	7,304,929	6,444,547	7,122,553	6,156,567
Diluted	7,304,929	6,444,547	7,122,553	6,156,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATIONCONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

For the Three Months Ended September 30, 2023 and 2022

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at June 30, 2023	130,795	$131	7,288,171	$7,288	$3,966,044	$-	$(4,203,292)	$(229,829)
Preferred Series A issued for dividends	2,672	3	-	-	2,669	-	-	2,671
Preferred Series A issued for liquidated damages	6,579	7	-	-	296,038	-	-	296,045
Common stock issued for Reg A+ offering	-	-	83,531	84	352,454	-	-	352,538
Common stock issued for liquidated damages and accrued interest	-	-	130,259	130	781,554	-	-	781,684
Common stock issued for services rendered	-	-	7,000	7	41,993	-	-	42,000
Common Stock offering costs	-	-	-	-	(3,529)	-	-	(3,529)
Net loss	-	-	-	-	-	-	(1,113,781)	(1,113,781)
Balance at September 30, 2023	140,046	$140	7,508,961	$7,509	$5,437,223	$-	$(5,317,073)	$127,799

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance at June 30, 2022	-	$-	6,315,670	$6,316	$1,758,852	$-	$(1,362,452)	$402,716
Preferred Series A issued for cash	17,558	18	-	-	789,982	-	-	790,000
Preferred Series A issued for conversion of notes and accrued interest	95,596	96	-	-	157,638	-	-	157,734
Common Stock issued for cash	-	-	11,000	11	32,989	-	-	33,000
Common stock issued for services	-	-	2,000	20	18,378	-	-	18,380
Common stock issued for conversion of notes and accrued interest	-	-	777,663	778	84,765	-	-	85,543
Net loss	-	-	-	-	-	-	(292,935)	(292,935)
Balance at September 30, 2022	113,154	$113	7,106,333	$7,106	$2,842,604	$-	$(1,655,388)	$1,194,436

For the Nine Months Ended September 30, 2023 and 2022

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance at December 31, 2022 (as restated)	125,865	$126	7,108,336	$7,108	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Preferred Series A issued for dividends	7,613	8	-	-	7,606	-	-	7,614
Preferred Series A issued for liquidated damages	6,579	6	-	-	296,038	-	-	296,044
Common Stock issued for services rendered	-	-	27,000	20	188,051	-	-	188,078
Common Stock issued for Reg A + offering and cash	-	-	243,385	243	994,007	-	-	994,250
Common Stock offering costs	-	-	-	-	(9,946)	$-	-	(9,946)
Stock subscription receivable received	-	-	-	-	-	33,000	-	33,000
Common stock issued for liquidated damages and accrued interest	-	-	130,259	130	781,554	-	-	781,684
Net loss	-	-	-	-	-	-	(2,949,450)	(2,949,450)
Balance at September 30, 2023	140,046	$140	7,508,961	$7,509	$5,437,223	$-	$(5,317,073)	$127,799

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2021	-	-	6,037,836	$6,038	$1,036,749	$-	$(862,942)	$179,845
Preferred Series A issued for cash	17,558	18	-	-	789,982	-	-	790,000
Preferred Series A issued for conversion of notes and accrued interest	95,596	96	-	-	157,638	-	-	157,733
Common Stock issued for cash	-	-	286,834	286	736,714	-	-	737,000
Common stock issued for services	-	-	4,000	4	36,756	-	-	36,760
Common stock issued for conversion of notes and accrued interest	-	-	777,663	778	84,765	-	-	85,543
Net loss	-	-	-	-	-	-	(792,445)	(792,445)
Balance at September 30, 2022	113,154	$113	7,106,333	$7,106	$2,842,604	$-	$(1,655,388)	$1,194,436

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,941,836)	$(792,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,657	1,620
Stock issued for services	188,078	36,760
Stock issued for loss on settlement of liquidated damages and accrued interest	794,813	-
Interest expense converted to stock	-	8,886
Changes in operating assets and liabilities:
Prepaid expenses	(5,410)	(123,838)
Accounts payable and accrued expenses	35,931	17,033
Net cash used in operating activities	(1,911,767)	(851,984)

Cash flows from investing activities:
Purchases of property and equipment	(6,327)	-
Capitalized software costs	(108,313)	-
Net cash used in investing activities	(114,640)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,027,250	737,000
Proceeds from loan	-	300
Proceeds from sale of preferred stock	-	790,000
Costs incurred for equity sales	(9,946)	-
Net cash provided by financing activities	1,017,304	1,527,300

Net (decrease) increase in cash	(1,009,103)	675,316

Cash, beginning of period	1,155,343	424,445

Cash, end of period	$146,240	$1,099,761

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$7,614	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

September 30, 2023

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

As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents consisted of $146,240 and $1,155,343, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2023 and December 31, 2022, the uninsured balances amounted to $0 and $905,343, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of September 30, 2023 and December 31, 2022, the Company had $8,313 and $2,903 in prepaid expenses, respectively. The Company’s prepaid expenses as of September 30, 2023 were primarily for marketing, filing, and listing fees for services not yet rendered. The Company’s prepaid expenses as of December 31, 2022 consisted primarily of fees paid to a consultant for business development services which were rendered in 2023.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended September 30, 2023 and 2022 was $1,000 and $540, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2,293 and $1,620, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the nine months ended September 30, 2023 and 2022, we capitalized $108,313 and $0 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $8,560 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $14,364 and $0 for the nine months ended September 30, 2023, respectively. Capitalized software was $93,949 and $0, net of accumulated amortization of $14,364 and $0 at September 30, 2023 and December 31, 2022, respectively.

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

The Company has no tax positions as of September 30, 2023 and December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the three and nine months ending September 30, 2023 and 2022, the Company recognized no interest and penalties.

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

Denotes a management contract or compensatory plan. The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2023	2022
Common shares issuable upon conversion of convertible notes	-	-
Common shares issuable upon conversion of preferred stock	2,100,870	1,697,310
Total potentially dilutive shares	2,100,870	1,697,310

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

The Company recognized its first revenues in December 2021. It relies on short-term debt and equity funding for its operations. At September 30, 2023 and December 31, 2022, the Company had a cash balance of $146,240 and $1,155,343, respectively, and the Company used $1,911,767 and $851,984 to fund operating activities for the nine months ending September 30, 2023 and 2022, respectively. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. As of September 30, 2023, the Company had sold 243,385 shares under the offering for proceeds of $984,304, net offering costs of $9,946. On October 17, 2023, Thumzup closed on subscriptions for 60,458 shares of common stock for proceeds of $239,108, net offering costs of $2,255. Further, as of November 7, 2023, the Company had subscriptions for 13,210 shares for an aggregate subscription amount of $62,335 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022. The Company will not receive any funds and will not issue any shares of common stock until the transactions are released from escrow.

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

On March 15, 2023, the Company issued 2,447 Series A shares as a dividend per the terms of the Series A Preferred Certificate of Designation.

On June 15, 2023, the Company issued 2,495 Series A shares as a dividend per the terms of the Series A Preferred Certificate of Designation.

From September 1 to September 14, 2023, the Company entered into waiver agreements pursuant to which the Company issued 6,579 Series A Dividend Shares for the settlement of certain liquidated damages.

On September 15, 2023, the Company issued 2,671 Series A shares as a dividend per the terms of the Series A Preferred Certificate of Designation.

As September 30, 2023 and December 31, 2022, the Company had 140,046 and 125,865 Series A preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share.

During the nine months ended September 30, 2023, the Company issued 27,000 shares of common stock valued at $188,078 for services rendered.

During the nine months ended September 30, 2023, the Company issued 243,385 shares of common stock for proceeds of $984,304, net offering costs of $9,946.

During the nine months ended September 30, 2023, the Company issued 130,259 shares of common stock valued at $781,684 pursuant to waive agreements for the settlement of certain liquidated damages.

As September 30, 2023 and December 31, 2022, the Company had 7,508,961 and 7,108,336 shares issued and outstanding, respectively.

During the three and nine months ended September 30, 2023, the Company realized losses of $392,660 and $794,811, respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. From September 1 to 14, 2023, the Company entered into Waiver Agreements with certain investors pursuant to which the Investors waived certain liquidated damages owed to the Investors by the Company in exchange for the issuance to the Investors by the Company of 130,259 and 6,579 shares of common and Series A preferred stock, par value $0.001 and $0.001 per share, respectively. The Company realized a $266,654 loss on settlement for the issuance of common stock under the Waiver Agreements. As of September 30, 2023 and December 31, 2022, the accrued liquidated damages and accrued interest is $0 and $282,916, respectively.

Note 5 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 6 – Related Party Transactions

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member. Under the terms of the agreement, the Company will pay Elev8 $6,500 per month for six months and the Media Relations Services Agreement will automatically renew into consecutive monthly periods unless either party provides 30 days written notice of cancellation. This price is a discounted rate off Elev8’s normal monthly price of $9,500 per month. In addition to the monthly fee, through October 6, 2023, the Company has paid Elev8 an aggregate of $25,000 for a social media marketing campaign and an aggregate of $15,000 for marketing aimed at garnering more advertisers and users for its AdTech platform and mobile app, with an additional objective to increase the number of followers for the Company’s social media accounts. The vast majority of the funds paid to Elev8 for the social media campaign and marketing plan were spent with Meta, Google and other social media companies.

On February 22, 2023, Daniel Lupinelli, a 10%+ shareholder of the Company, subscribed to purchase 223 shares of common stock at $4.50 per share for a subscription amount of $1,003.50 under the Company’s qualified offering under Regulation A+. The subscription closed on May 16, 2023.

On February 28, 2023, Westside Strategic Partners, LLC (“Westside”), of which one of our Directors, Robert Haag, is the managing member and sole owner, subscribed to purchase 11,150 shares of common stock at $4.50 per share for a subscription amount of $50,175 under the Company’s qualified offering under Regulation A+. Westside received 1,115 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription closed on May 16, 2023.

On March 15, 2023, Westside received a dividend of 521 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 15, 2023, Westside received a dividend of 531 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 27, 2023, Westside subscribed to purchase 11,140 shares of common stock at $4.50 per share for a subscription amount of $50,130 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC received 1,114 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription closed on June 29, 2023.

On September 2, 2023, Westside entered into certain Waiver Agreements with the Company pursuant to which Westside was issued an aggregate of 11,510 and 871 shares of common and Series A Preferred stock, respectively, for the waiver of liquidated damages due under Registration Rights Agreements for failing to file and maintain a registration statement covering the shares.

On September 15, 2023, Westside received a dividend of 558 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

The Company is currently conducting an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company is offering up to 2 million shares of common stock at a purchase price of $4.50 per share. On October 17, 2023, Thumzup closed on subscriptions for 60,458 shares of common stock for proceeds of $239,108, net offering costs of $2,255. Further, as of November 7, 2023, the Company had subscriptions for 13,210 shares for an aggregate subscription amount of $62,335 in escrow as fully described in the Company’s Form 1-A/A filed on December 23, 2022. The Company will not receive any funds and will not issue any shares of common stock until the transactions are released from escrow.

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the first nine months of 2023 and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three months ended September 30, 2023 and 2022, we incurred $1,067,974 and $292,935 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods. For the nine months ended September 30, 2023 and 2022, we incurred $2,903,643 and $792,445 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods.

Thumzup® Products and Services

The Company specializes in the domain of social media marketing. Thumzup’s flagship product, the Thumzup® App, available on both iPhone and Android operating systems, serves as a symbiotic bridge between brands and their enthusiasts. For advertisers, Thumzup® incentivizes real people, referred to as content creators (“Creators”), to generate and post authentic, valuable posts on social media about the advertiser and its products.

The Company seeks to capitalize on industry-wide gig economy and business democratization trends. Immense value and opportunity have been created through the democratization of various sectors including ride sharing, hospitality, finance and other industries. The Thumzup® suite of tools are designed to facilitate and expedite this democratization trend for consumers and advertisers within the online advertising space.

Leveraging advanced technology, the Company has built a community around its Thumzup® App that resonates with the ethos of the influencer and gig economy. This technology and community are designed to generate scalable authentic product posts, endorsements, and recommendations for advertisers on social media. It is designed to connect advertisers with individuals who are willing to tell their friends and family about the advertisers’ products both on and offline.

Social Media Marketing Software Technology

The Thumzup® mobile App enables Creators, to select from brands advertising on the App and get paid to post about the advertiser on social media. By selecting the brand and capturing an image using the Thumzup® App, Thumzup® Creators can automatically share the content, complete with captions, to their social channels. The advertiser then reviews and approves the post for payment and the Creator can cash out whenever they choose through popular digital payment systems. For the advertiser, the Thumzup® system enables brands to receive genuine user-generated promotions, moving beyond the often-ignored traditional banner ads.

A recent Nielsen report found more than 83% of consumers believe friends and family are the most reliable sources of information about products. According to a Pixlee article, 64% of millennials recommend a product at least once a month, and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation.

In the past decade, social media platforms like Instagram, Facebook, Twitter, Pinterest, and TikTok have achieved mass worldwide consumer acceptance and created hundreds of billions of dollars in shareholder value. This worldwide viral growth demonstrates the potential of innovative social media platforms like Thumzup®, furnished with the right blend of user experience and value, to captivate Creators and command significant time investments.

The Company is an early-stage entity building a new real-time platform to support the gig economy. The guiding philosophy is simple: empower individuals to monetize their authentic social media engagements. The Thumzup® App is envisioned as a nexus where advertisers can foster direct consumer connections. However, the platform’s success hinges on securing a critical mass of advertisers to ensure its viability and scalability, and to perpetuate Creator engagement. It’s pertinent to note that while the Company is dedicated to this mission, there’s no definitive guarantee of achieving the envisioned outcomes. No assurance can be given that the Company will be able to achieve these results.

The Industry—Online Advertising

Growing at a 16.5% compound annual growth rate (CAGR), the online advertising market is set to grow from $208 billion in 2022 to $354.9 billion in 2026, according to a 2021 Reportlinker.com study. The Company believes that it is developing a new form of social media marketing that does not currently exist, therefore present descriptions of market size and penetration are indirectly applicable. As Thumzup® matures, the Company anticipates other competitors will emerge in this new market, capitalizing on the payment model to non-professional advocates to tell their friends about products they love on social media at the point-of-sale. Currently, “influencer marketing” stands as the most analogous segment to Thumzup®’s niche, witnessing substantial growth with the rise of social media influencers. As social media influencers become more plentiful and proven, advertising spending has increased in this space. We believe major brands recognize that having their happy customers authentically post on social media is valuable.

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personas. Some of these platforms have expanded to accommodate “micro-influencers,” those boasting 5,000 to 30,000 social media followers. In the Company’s opinion, none of these influencer platforms has entered the public consciousness and found mass adoption.

Recent findings from TapInfluence highlighted that influencer marketing content delivers 11 times higher return on investment than traditional forms of digital marketing, and approximately 66% of marketing firms now deploy influencer marketing according to a 2018 Association of National Advertisers survey. A recent Nielsen report found more than 80% of consumers believe friends and family are the most reliable sources of information about products. Thumzup®’s own data indicates that as an influencer’s total follower count rises, the rate of engagement (likes and comments) with followers decreases. The data showed that those with less than 1,000 followers, also referred to as “nano-influencers,” generally received likes on their posts 8% of the time. There appears to be, in the Company’s view, a clear downward correlation between follower sizes and post likes. Around 66% of marketers now use influencers and nearly half of U.S. marketers plan to increase their influencer budgets according to a 2018 Association of National Advertisers survey. According to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation.

The Company has designed Thumzup® “from the ground up” to make it easy for brands and service providers to activate those who may not be professional influencers but are genuinely enthusiastic about the products and services. With a design philosophy echoing Apple’s quintessential simplicity, both the Thumzup® App and its advertiser dashboard seamlessly integrate into existing social media usage patterns, ensuring nearly effortless use.

The Company’s first product—Thumzup® App

The Company specializes in the domain of social media marketing, primarily through its mobile iPhone and Android application called “Thumzup®.” The application connects brands, products, and services to the people who use and love these brands, products, and services. For advertisers, Thumzup® catalyzes authentic user-generated content, from real product reviews and testimonials, by amplifying brand visibility and facilitating a direct, efficient connection with target consumers, ultimately boosting promotions and traffic to their offerings.

The Company is building an influencer and gig economy community around the Thumzup® App. This initiative aims to foster authentic product posts and recommendations on social media. The App and advertiser dashboard are designed to connect advertisers with individuals who are willing to promote their products and services online and offline. At its core, the Thumzup® App aims to simplify and elevate person-to-person advertising, ensuring it’s not only effective, but highly scalable and economic for Thumzup® advertisers.

Intellectual Property

The Company owns the copyrights to the source code for the Thumzup® App on the iPhone iOS and Android operating mobile operating systems as used on the majority of mobile phone and tablet devices. Additionally, the Company owns the copyrighted and proprietary source code for the Thumzup® App’s backend system, responsible for administrating the Thumzup® App, tracking payments and monitoring advertising campaigns.

The distinct Thumzup® thumb logo is a registered trademark owned by Thumzup® Media Corporation with Reg. No. 6,842,424, registered Sep. 13, 2022. On April 13, 2021, the Company filed a trademark application ser. No. 90642789 with the U.S. Patent and Trademark Office (“USPTO”) for the word mark THUMZUP, which was granted registration on June 21, 2022, resulting in reg. no. 6764158. Also on April 13, 2021, the Company filed a trademark application ser. No. 90642848 for the Thumzup® logo, featuring a stylized hand with an upwardly extended thumb. Meta Platforms, Inc. (which owns and operates Facebook and Instagram) initially filed opposition to the logo on June 30, 2022. Thumzup® agreed to not use the logo as a reaction to a post and Meta Platforms, Inc. subsequently withdrew their opposition on August 5, 2022, and it was dismissed without prejudice.

Business Model

Advertisers purchase a campaign on the Thumzup® website. Once the advertiser approves a post for payment, the platform facilitates the payment to the Creator, with monetary amounts that range from $1.00 to $1,000.00 per approved post. The Thumzup® platform enables the advertiser to screen and filter posts so that the advertiser only pays for posts that are commercially valuable, ensuring Creators are rewarded for posts that have images and text that represent the advertiser in a positive manner.

Per Post Fee Structure: Thumzup® advertisers are charged a ‘Per Post Fee’ model. By way of illustration, if an advertiser purchases 100,000 posts at a rate of $10 per post to Thumzup® Creators, the total cost would be $13.00 per post or $1,300,000. From this, Creators in this illustration would receive a total of $1,000,000 and Thumzup® would retain $300,000 as its service fee. The Thumzup® platform would then facilitate 100,000 endorsed posts for the advertiser from Thumzup® Creators sharing with their followers about their endorsed products on social media.

Value Proposition

The Thumzup® App is designed to generate scalable, genuine social media content for advertisers, bridging the gap between advertisers and individuals who are willing to authentically promote their products online. The Company envisions that many gig economy workers will be ideal candidates to become Creators posting on Thumzup®. Envision a gig economy driver endorsing a diner they’ve just visited or a gig economy freelance designer at a cafe doing a graphic design project from a gig economy site who takes a moment to post about the coffee shop – all via Thumzup®. The Company believes that Thumzup® not only can readily provide supplemental income for this existing pool of gig economy workers, but also ensures advertisers receive quality content worthy of their ad spend.

Regulatory Compliance

The Federal Trade Commission regulates and requires certain disclosures by social media influencers, specifying when disclosure is required, and how the disclosure should be presented. These rules are codified in the Code of Federal Regulations, 16 CFR Part 255. Specifically, the FTC requires that influencers disclose any financial, employment, personal, or family relationship with a brand. Influencers must disclose financial relationships and consideration paid including any money, discounted products or other benefits paid to the influencer. Creators on the Thumzup® platform are being paid to post about Thumzup® advertisers. Thumzup® puts #ad in each post made on its platform to disclose that the creator has been paid to make the post.

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

The Company is a beginning revenue, software and services company that has relied on short-term debt and equity funding for its operations. At September 30, 2023 and December 31, 2022, the Company had a cash balance of $146,240 and $1,155,343, respectively, and the Company used $1,911,767 and $573,356 to fund operating activities for the nine months ended September 30, 2023 and 2022, respectively. The Company has an accumulated deficit at September 30, 2023 and December 31, 2022 of $5,317,073 and $2,367,623 respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following table sets forth certain selected unaudited statement of operations data for the three months ended September 30, 2023 and 2022.

	For the Three Months ended
	Sept 30, 2023	Sept 30, 2022	$ Change	%Change
Revenues	$72	$1,632	$(1,560)	(95.59)%

Operating Expenses	718,517	294,567	423,950	143.92%

Loss from Operations	(718,445)	(292,935)	(425,510)	145.26%

Other Income (Expense)	(392,665)	-	(392,665)	-%

Net Income (Loss) Available to Common Stockholders	$(1,111110)	$(292,935)	$(818,175)	279.30%

Revenues

The Company generated revenues of $72 and $1,632 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1,560. The Company updated its revenue recognition policy for the year ended December 31, 2022, resulting in the Company reporting net revenue, which caused revenue to decrease despite a significant increase in platform activity during the three months ended September 30, 2023.

Operating expenses

For the three months ended September 30, 2023 and 2022, the Company incurred operating expenses of $718,517 and $294,567, respectively, an increase of $423,950. The increase in operating expenses was caused by: marketing expenses increasing $163,937 from $64,748 during the three months ended September 30, 2022 to $228,685 during the same period in 2023, general and administrative expenses increasing $220,452 from $100,900 during the three months ended September 30, 2022 to $321,352 during the same period in 2023, depreciation and amortization expenses increasing $8,020 from $540 during the three months ended September 30, 2022 to $8,560 during the same period in 2023, software research development expenses increasing $33,441 from $126,479 during the three months ended September 30, 2022 to $159,920 during the same period in 2023, and cost of revenues decreasing $1,900 from $1,900 during the three months ended September 30, 2022 to $0 during the same period in 2023. The increases in operating expenses were caused by the Company expanding operations during the three months ended September 30, 2023 to accelerate the platform’s growth.

Net Loss from operations

The Company realized a net loss from operations of $718,445 and $292,935 for the three months ended September 30, 2023 and 2022, respectively, an increase of $425,510 for the reasons stated above.

Other expenses

For the three months ended September 30, 2023 and 2022, the Company had $364,729 and $0 in expenses for liquidated damages related to the Company’s equity offerings, respectively. For the three months ended September 30, 2023 and 2022, the Company had $27,937 and $0 in interest expense, respectively, related to liquidated damages and debt notes, respectively. The debt notes were retired by converting and exchanging to equity in September 2022.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $1,111,110 and $292,935 for the three months ended September 30, 2023 and 2022, respectively, an increase of $818,175 for the reasons stated above.

NINE MONTHS ENDED SEPTMEBER 30, 2023 AND 2022

The following table sets forth certain selected unaudited statement of operations data for the nine months ended September 30, 2023 and 2022.

	For the Nine Months ended
	Sept 30, 2023	Sept 30, 2022	$ Change	%Change
Revenues	$2,422	$6,524	$(4,102)	(62.88)%

Operating Expenses	2,149,445	790,083	1,359,362	172.05%

Loss from Operations	(2,147,023)	(783,559)	(1,363,464)	174.01%

Other Income (Expense)	(794,813)	(8,886)	(785,927)	8,844.55%

Net Income (Loss) Available to Common Stockholders	$(2,941,836)	$(792,445)	$(2,149,391)	271.24%

Revenues

The Company generated revenues of $2,422 and $6,524 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $4,102. The Company updated its revenue recognition policy for the year ended December 31, 2022, resulting in the Company reporting net revenue, which caused revenue to decrease despite a significant increase in platform activity during the nine months ended September 30, 2023.

Operating expenses

For the nine months ended September 30, 2023 and 2022, the Company incurred operating expenses of $2,149,445 and $790,083, respectively, an increase of $1,359,362. The increase in operating expenses was caused by: costs of revenues decreasing by $1,784 from $1,900 during the nine months ended September 30, 2022 to $116 during the same period in 2023, marketing expenses increasing $620,252 from $130,107 during the nine months ended September 30, 2022 to $750,359 during the same period in 2023, general and administrative expenses increasing $660,427 from $243,979 during the nine months ended September 30, 2022 to $904,406 during the same period in 2023, depreciation and amortization expenses increasing $15,037 from $1,620 during the nine months ended September 30, 2022 to $16,657 during the same period in 2023, and software research development expenses of $65,429 from $412,477 during the nine months ended September 30, 2022 to $477,906 during the same period in 2023. The increases in the operating expenses were caused by the Company expanding operations during the nine months ended September 30, 2023 to accelerate the platform’s growth.

Net Loss from operations

The Company realized a net loss from operations of $2,147,023 and $783,559 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,363,464 for the reasons stated above.

Other expenses

For the nine months ended September 30, 2023 and 2022, the Company had $794,811 and $0 in expenses for liquidated damages for certain of the Company’s equity offerings, respectively. For the nine months ended September 30, 2023 and 2022, the Company had $63,161 and $8,886 in interest expense, respectively, related to liquidated damages and debt notes, respectively. The debt notes were retired by converting and exchanging to equity in September 2022.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $2,941,836 and $792,445 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $2,149,391 for the reasons stated above.

Liquidity and capital resources

As of September 30, 2023 and December 31, 2022, the Company had cash in the amount of $146,240 and $1,155,343, respectively. As of September 30, 2023 and December 31, 2022, the Company had stockholders’ equity of $255,089 and $786,524, respectively.

The Company’s accumulated deficit was $5,317,073 and $2,367,623 as of September 30, 2023 and December 31, 2022, respectively.

The Company used net cash in operations of $1,911,767 and $851,984 for the nine months ended September 30, 2023 and 2022, respectively.

Net cash used in investing activities for nine months ending September 30, 2023 and 2022 was $114,640 and $0, respectively. During the nine months ended September 30, 2023, there were $108,313 in capitalized development costs and $6,327 used for the purchase of equipment.

Net cash provided by financing activities was $1,017,304 for the nine months ended September 30, 2023, comprised of $33,000 from the sale of common stock related to the sale of common stock in a prior period and $984,304 from the Company’s offering under Regulation A+, net offering costs of $9,946. Net cash provided by financing activities was $1,527,300 for the nine months ended September 30, 2022, with $737,000 generated from the sale of common stock, $300 in loan proceeds, and $790,000 from the sale of the Company’s Series A preferred stock.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of September 30, 2023 as described below.

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

Based upon the assessments, management has concluded that as of September 30, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

During the three months ended September 30, 2023, the Company issued 7,000 shares of common stock with a fair market value of $40,250 for services rendered to the Company.

During the three months ended September 30, 2023, the Company issued 130,259 and 6,579 shares of common and Series A preferred stock, respectively, pursuant to Waiver Agreements whereby certain investors waived liquidated damages owed to the Investors by the Company under Registration Rights Agreements.

During the three months ended September 30, 2023, the Company issued 2,671 shares of Series A Preferred Stock as a dividend pursuant to the Certificate of Designation of the Company’s Series A Preferred Shares.

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

Date: November 13, 2023

