Form 10-K
period 2023-12-31
THUMZUP MEDIA Corp
filed 2024-03-20
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $16,325,809 as of June 30, 2023.

As of March 18, 2024, there were 7,720,084 shares of the registrant’s common stock outstanding.

THUMZUP™ MEDIA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Thumzup™,” and “the Company” refer to Thumzup™ Media Corporation, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 2IE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target, would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding:

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

Failures or security breaches of our networks or information technology systems could have an adverse effect on our business.

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

OVERVIEW

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the year ended December 31, 2023 and continues with the development of enhancements to its App and marketing efforts.

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

The distinct Thumzup® thumb logo is a registered trademark owned by ThumzupTM Media Corporation with Reg. No. 6,842,424, registered Sep. 13, 2022. On April 13, 2021, the Company filed a trademark application ser. No. 90642789 with the U.S. Patent and Trademark Office (“USPTO”) for the word mark THUMZUP, which was granted registration on June 21, 2022, resulting in reg. no. 6764158. Also on April 13, 2021, the Company filed a trademark application ser. No. 90642848 for the Thumzup® logo, featuring a stylized hand with an upwardly extended thumb. Meta Platforms, Inc. (which owns and operates Facebook and Instagram) initially filed opposition to the logo on June 30, 2022. Thumzup® agreed to not use the logo as a reaction to a post and Meta Platforms, Inc. subsequently withdrew their opposition on August 5, 2022, and it was dismissed without prejudice.

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

Competition

The Company has competitors in influencer marketing software companies as GRIN, #paid, CreatorIQ, Mavrck, Popular Pays, Tribe Dynamics, Aspire, Influenster, Traackr, and Skeepers. All of the above-named competitor influencer marketing software is focused on influencers who see themselves as professional influencers. To the best of the Company’s knowledge, these competitors are not building platforms designed to turn social media creators into micro-influencers in the manner that the Company seeks to accomplish. Rep is also an app that connects brands with influencers who are interesting in promoting brands. Rep’s app is different from Thumzup® because it is targeting people who consider themselves influencers.

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

Employees

As of February 21, 2024, The Company has four (4) full-time employees, as well as sixteen (16) marketing, sales, and finance independent contractors. The Company also utilizes the services of approximately seven (7) part-time software developers. All of these software developers are third-party contractors and are located outside the United States.

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

The Company has principally funded its operations through the sale of equity and equity instruments, including sales of common stock of $1,573,891 and $587,863, net offering costs of $17,601 and $149,137, along with sales of preferred stock of $0 and $1,259,995, during the years ended December 31, 2023 and 2022, respectively. As the Company moves forward in developing its technology and commercializing the Thumzup mobile application (the “Thumzup® App” or “App”), or as it responds to potential opportunities and/or adverse events, the Company’s working capital needs may change. Pending its ability to generate adequate cash flow, as to which no assurance can be given, the Company likely will continue to incur significant losses in the foreseeable future for various reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events. As a result, the Company will require additional funding to sustain its ongoing operations and to continue its research and development activities. The Company cannot assure that its available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures through any period of twelve months.

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

For the year ended December 31, 2023, we incurred a net loss available to shareholders of $3,324,180 primarily due to software research and development expenses of $513,088, marketing expenses of $855,270, professional and consulting expenses of $727,554, and general and administrative expenses of $395,624. For the year ended December 31, 2022, the Company incurred a net loss available to shareholders of $1,504,681, primarily due to software research and development expenses of $567,408, marketing expenses of $224,088, and general and administrative expenses of $418,940.

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

The Company’s independent registered public accounting firm indicated in its reports on the audited financial statements for the years ended December 31, 2023 and 2022 that there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the business will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if the Company does not continue as a going concern. Therefore, prospective Investors should not rely on the Company balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The presence of the going concern note to the Company’s financial statements may have an adverse impact on the relationships the Company is developing and plan to develop with third parties as it continues the commercialization of its products and could make it challenging and difficult for the Company to raise additional financing, all of which could have a material adverse impact on the business and prospects and result in a significant or complete loss of an investment.

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

As noted previously, the Company has incurred operating losses since inception and expects to continue to incur losses as a result of expenses related to research and continued development of its technology, marketing expense, and corporate general and administrative expenses. The Company has principally funded its operations through the sale of equity and equity instruments, including sales of common stock of $1,573,891 and $587,863, net offering costs of $17,601 and $149,137, along with sales of preferred stock of $0 and $1,259,995, during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had total Shareholders’ equity of $349,327, an accumulated deficit of $5,691,803, and cash and cash equivalents of approximately $259,212. Although the Company had cash on hand of $259,212 as of December 31, 2023, there is no assurance that these funds will prove adequate beyond twelve months.

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

The Company will incur net losses in the foreseeable future if it is unable to anticipate market trends and match its service offerings to market patterns. The Company’s business strategy is unproven, and it may not be successful in addressing early-stage challenges, such as establishing the Company’s position in the market and developing effective marketing of its Thumzup® App. To implement its business plan, the Company will be required to obtain additional financing but cannot guarantee that such additional financing will be available.

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

Although the various risks discussed in this report are generally described separately, investors should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to an investor may be significantly increased. In considering the potential effects of layered risks, an Investor should carefully review the descriptions of the shares.

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

Failures or security breaches of our networks or information technology systems could have an adverse effect on our business.

We rely heavily on information technology (IT) both in our products and services for customers and in our IT systems used to run our business. Further, we collect and store sensitive information in cloud-based data centers and on our networks. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting confidential information and all types of IT systems. These actors may engage in fraudulent activities, theft of confidential or proprietary information and sabotage or ransomware.

Our IT systems, our connected products, and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. The risk of such attacks may increase as we integrate newly acquired companies or develop new connected products and related software. These attacks pose a risk to the security of our products, private data, systems and networks and those of our customers, suppliers and third-party service providers, as well as to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through board oversight, hiring additional internal cyber-security professionals to manage these risks, enhancing controls, due diligence, employee training and communication, third party intrusion testing, system hardening, email and web filters, regular patching, multi-factor authentication, surveillance, encryption, and other measures, we remain vulnerable to information security threats.

We monitor certain cyber security threats and vulnerabilities in our systems, and we have experienced viruses and attacks targeting our IT systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. Despite the precautions we take, we have had, and could have again, an intrusion or infection of our systems or connected products. While such intrusions or infections to date have not resulted in the significant disruption of our business, or a loss of proprietary or confidential information, we cannot guarantee the same for future intrusions or infections. Similarly, an attack on our IT systems or connected products could result in theft or disclosure of trade secrets or other intellectual property, a breach of confidential customer or employee information, or product failure or misuse. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products that we sell, as well as our data and infrastructure of networks and devices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

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

As of March 18, 2024, there were 7,720,084 shares of the registrant’s common stock outstanding.

Holders of Record

As of March 18, 2024 there were 306 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Securitize (Pacific Stock Transfer), located at 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119.

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value $0.001 per share, 25,000,000 shares of blank check preferred stock, par value $0.001 per share, of which 1,000,000 have been designated as Series A Preferred Convertible Voting stock. As of March 18, 2024, 7,720,084 shares of Common Stock and 142,213 shares of Series A Preferred Convertible Voting stock were issued and outstanding. All outstanding shares of the Company’s Common Stock and Series A Preferred Convertible Voting Stock are duly authorized, validly issued, fully-paid and non-assessable. As of the date of this Annual Report on Form 10-K, only shares of Common Stock and Series A Preferred Convertible Voting Stock are outstanding.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

From January 10. 2023 to January 10, 2024, the Company conducted an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company sold 424,144 shares for aggregate proceeds of $1,732,869, net offering expenses of $19,539.

On March 14, 2024, the Company issued 1,000 shares of the Company’s Series B Preferred Stock at $50 per share for a subscription in the amount of $50,000.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 of our financial statements in Part IV of this amended Annual Report on Form 10-K, we have restated our financial statements for the fiscal year ended December 31, 2022 and our unaudited condensed interim financial information as of and for the fiscal period ended March 31, 2023. Refer to the Explanatory Note preceding Part I, Item 1: Financial Statements and Supplementary Data - Note 2 of our financial statements, for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A – Controls and Procedures, of this amended Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

Sections of this Form 10-K including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.

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

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations. For the year ended December 31, 2023, we incurred a net loss of $3,384,380, primarily due to software research and development expenses of $513,088, marketing expenses of $855,270, professional and consulting expenses of $727,554, and general and administrative expenses of $395,624. For the year ended December 31, 2022, we incurred a net loss of $1,504,681, primarily due to software research and development expenses of $567,408, marketing expenses of $224,088, and general and administrative expenses of $418,940.

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

The Company is a software and services company that relies primarily on equity funding for its operations. The Company generated its first revenues during December 2021. As of December 31, 2023 and 2022, the Company had a cash balance of $259,212 and $1,155,343, respectively. The Company used $2,326,523 and $1,083,960 in cash for operating activities during the years ending December 31, 2023 and 2022, respectively. The Company expects that it will need to raise additional funding and manage expenses in order to continue as a going concern. No assurances can be given that it will be able to raise funds on acceptable terms or at all.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	For the Fiscal Year ended
	31-Dec-23	31-Dec-22	$ Change	%Change
Revenues	$2,048	$2,421	$(373)	(15.41)%

Operating Expenses	2,521,078	1,213,035	1,308,043	107.83%

Loss from Operations	(2,519,030)	(1,210,614)	(1,308,416)	108.08%

Other Income (Expense)	(805,150)	(294,067)	(511,083)	173.80%

Net Income (Loss) Applicable to Common Stockholders	$(3,324,180)	$(1,504,681)	$(1,819,499)	120.92%

Revenues

The Company generated revenues of $2,048 and $2,421 for the years ended December 31, 2023 and 2022, respectively, a decrease of $373.

Operating expenses

For the years ended December 31, 2023 and 2022, the Company incurred operating expenses of $2,521,078 and $1,213,035, respectively, an increase of $1,308,043. The increase in operating expenses was caused by costs of revenues decreasing by $295 from $439 during the year ended December 31, 2022 to $144 during the year ended December 31, 2023, marketing expenses increasing $631,182 from $224,088 during the year ended December 31, 2022 to $855,270 during the year ended December 31, 2023, general and administrative expenses decreasing $23,316 from $418,940 during the year ended December 31, 2022 to $395,624 during the year ended December 31, 2023, depreciation and amortization expenses increasing $27,238 from $2,160 during the year ended December 31, 2022 to $29,398 during the year ended December 31, 2023, an increase in professional and consulting of $727,554 from $0 during the year ended December 31, 2022 to $727,554 during the year ended December 31, 2023, offset in part by a decrease in software research development expenses of $54,320 from $567,408 during the year ended December 31, 2022 to $513,088 during the year ended December 31, 2023.

Net Loss from operations

The Company realized a net loss from operations of $2,519,030 and $1,210,614 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,308,416 for the reasons stated above.

Other expenses

For the years ended December 31, 2023 and 2022, the Company had $73,498 and $25,865 in interest expense primarily related to liquidated damages and debt notes, respectively. For the years ended December 31, 2023 and 2022, the Company had a liquidated damages expense of $731,652 and $268,202, respectively.

Net Loss applicable to common shareholders

The Company realized a net loss applicable to shareholders of $3,324,180, and $1,504,681 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,819,499 for the reasons stated above.

Liquidity and capital resources

As of December 31, 2023 and 2022, the Company had cash in the amount of $259,212 and $1,155,343, respectively. As of December 31, 2023 and 2022, the Company had stockholders’ equity of $349,327 and $786,524, respectively.

The Company’s accumulated deficit was $5,691,803 and $2,367,623 as of December 31, 2023 and 2022, respectively.

The Company used net cash in operations of $2,326,523 and $1,083,960 for the years ending December 31, 2023 and 2022, respectively.

Net cash used in investing activities for years ending December 31, 2023 and 2022 was $176,499 and $0, respectively, used to purchase computer equipment.

Net cash provided by financing activities was $1,606,891 net of offering costs of $17,601 for the year ended December 31, 2023 comprised of $33,000 from subscription receivable and $1,591,492 from the sale of common stock .Net cash provided by financing activities was $1,814,858 for the year ended December 31, 2022, comprised of proceeds from the sale of common and preferred stock of approximately $737,000 and $1,260,000, respectively, offset by costs incurred for equity sales of $149,137 and subscriptions receivable of $33,000.

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

ITEM 9A. CONTROLS AND PROCEDURES.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of December 31, 2023 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our financial statements and other information contained in our annual report on Form 10-K present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

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

Based upon the assessments, management has concluded that as of December 31, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Name	Age	Title

Robert Steele	57	Chairman of the Board of Directors and Chief Executive Officer
Robert Haag	58	Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during fiscal 2023 and 2022 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the 2023 fiscal year.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation	Options	Restricted Stock Awards	Total
Robert Steele	2023	$67,000	$-	$-	$-	$-	$67,000
Chief Executive Officer	2022	$15,000	$1,653	$-	$-	$-	$16,653

Robert Steele, CEO, President, Secretary, and Treasurer is compensated $5,000 per month for his services as Chief Executive Officer of the Company, commencing on October 1, 2022. On June 1, 2023, the Company increased Mr. Steele’s compensation to $6,000 per month for his services as Chief Executive Officer of the Company. Mr. Steele is not compensated for his services as a director of the Company. Mr. Steele received a bonus of $1,653 during the year ended December 31, 2022.

Director Compensation

The following table presents the total compensation for the non-employee director of our Board during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Haag	$4,000	$-	$-	-	$4,000

Mr. Haag is compensated $1,000 per quarter for his services as a director, which commenced on July 1, 2022. As of December 31, 2023, $5,000 is owed to Mr. Haag for his services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, and Series A Preferred Convertible Voting Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock or Series A Preferred Convertible Voting Stock (“Series A Preferred”), (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after March 13, 2024 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

The information set forth in the table below is based on 7,720,084 shares of our Common Stock and 142,213 shares of Series A Preferred issued and outstanding on March 13, 2024. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after March 13, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Thumzup™ Media Corporation, 11845 W. Olympic Blvd, Ste 1100W #13, Los Angeles, CA 90064.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Owned		Percentage of Series A Preferred Beneficially Owned	% of Total Voting Power
Directors and Named Executive Officers
Robert Steele	3,100,000		40.16%	-		-	40.16%
Robert Haag (1)	384,290	(2)	4.99%	29,836	(3)	20.98%	4.99%
All directors and named executive officers as a group (2 people)	3,484,290		45.15%	29,836		20.98%	45.15%
Other 5% Stockholder
Daniel Lupinelli	1,500,223	(4)	19.43%	-		-	-%
Joe Thomas (5)	674,564	(6)	8.74%	52,954	(7)	37.24%	8.74%
Andrew Haag (8)	507,773	(9)	6.58%	53,394	(10)	37.55%	6.58%

(1) Robert Haag, a Director of the Company, is the Managing Member and sole owner of Westside Strategic Partners, LLC (“Westside”). Robert Haag has voting control and investment discretion over securities held by Westside. As such, Robert Haag may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Westside.

(2) Consists of (i) 244,645 shares of common stock held by Westside, (ii) 125 shares of common stock held by Robert Haag, and (iii) 115,943 shares of common stock underlying 29,836 shares of Series A Preferred held by Westside. Excludes 331,597 shares of common stock underlying 29,836 shares of Series A Preferred held by Westside as such conversion is prohibited by the Series A Blocker.

(3) Consists of 29,836 shares of Series A Preferred held by Westside Strategic Partners, LLC.

(4) Consists of 1,500,223 shares of common stock held by Mr. Lupinelli. Pursuant to a non-vote agreement, Mr. Lupinelli may not vote his shares in any corporate actions.

(5) Joe Thomas is the Managing Member of SLS Group, LLC (“SLS”) and his spouse is a Managing Member of Optimum Holdings, Inc (“Optimum”). Joe Thomas has voting control and investment discretion over securities held by SLS and Optimum. As such, Joe Thomas may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by SLS and Optimum. The address of Mr. Thomas is 4580 S Thousand Oaks Drive Salt Lake City, UT 84124.

(6) Consists of (i) 292,089 shares of common stock held by SLS and (ii) 382,475 shares of common stock held by Optimum. Excludes 794,310 shares of common stock underlying 52,954 shares of Series A Preferred held by Optimum as such conversion is prohibited by the Series A Blocker.

(7) Consists of 52,954 shares of Series A Preferred held by Optimum.

(8) Andrew Haag is the Managing Member of Hampton Growth Resources, LLC (“HGR”). Andrew Haag has voting control and investment discretion over securities held by HGR. As such, Andrew Haag may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by HGR. The address of Mr. Haag is 1688 Meridian Ave, Ste 700 Miami Beach, FL 33139.

(9) Consists of 467,591 shares of common stock held by HGR. Excludes 800,910 shares of common stock underlying 53,394 shares of Series A Preferred held by HGR as such conversion is prohibited by the Series A Blocker.

(10) Consists of 53,394 shares of Series A Preferred held by HGR.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2023 and 2022 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member. Under the terms of the agreement, the Company will pay Elev8 $6,500 per month for six months and the Media Relations Services Agreement will automatically renew into consecutive monthly periods unless either party provides 30 days written notice of cancellation. This price is a discounted rate off Elev8’s normal monthly price of $9,500 per month. In addition to the monthly fee, through November 30, 2023, the Company has paid Elev8 an aggregate of $25,000 for a social media marketing campaign and an aggregate of $15,000 for marketing aimed at garnering more advertisers and users for its AdTech platform and mobile app, with an additional objective to increase the number of followers for the Company’s social media accounts. The vast majority of the funds paid to Elev8 for the social media campaign and marketing plan were spent with Meta, Google and other social media companies. Thumzup suspended the Media Relations Agreement with Elev8 on October 31, 2023.

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

On February 28, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, subscribed to purchase 11,150 shares of common stock at $4.50 per share for a subscription amount of $50,175 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC will receive 1,115 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription is currently in escrow. (Pacific stock shows as issued.)

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

On December 4, 2023, Westside entered into a Promissory Note with the Company for $30,000 (“Westside Note”). The Westside Note carried an interest rate of 0% and matured on December 8, 2023. The Company repaid the Westside Note in full on December 5, 2023 for $30,000. The Westside Note is retired.

On December 15, 2023, Westside received a dividend of 569 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On March 14, 2024, Westside acquired 1,000 shares of our Series B Preferred Stock at $50 per share for a subscription in the amount of $50,000.

On March 15, 2024, Westside received a dividend of 580 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is Haynie & Company LLP, Auditor Firm ID 457. Set forth below are approximate fees for services rendered by Haynie & Company for the fiscal years ended December 31, 2023 and December 31, 2022.

	Haynie & Company
	2023	2022
Audit Fees	$27,000	$30,500
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees
Totals	$27,000	$30,500

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Haynie & Company for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2023 and 2022 were $27,000 and $30,500, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by Haynie & Company that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2023 and 2022 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2023 and 2022 was $0 and $0, respectively, for Haynie & Company.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2023 and 2022 were $0 and $0, respectively, for Haynie & Company.

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

(3) Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1/A	333-255624	3.1	June 23, 2021
3.2	Certificate of Amendment to the Articles of Incorporation filed November 4, 2022	1-A/A	024-12067	3.2	December 9, 2022
3.3	Amended and Restated Bylaws	1-A/A	024-12067	3.3	December 9, 2022
3.4	Form of Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock	8-K	333-255624	3.1	September 27, 2022
3.5	Form of Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock
4.1	Form of Common Stock Certificate	S-1/A	333-196735	4.1	June 23, 2021
10.1	Form of Stock Purchase Agreement	10-K	333-255624	10.1	March 17, 2022
10.2	Form of Common Stock Financing Term Sheet	10-K	333-255624	10.2	March 17, 2022
10.3	Form of Registration Rights Agreement	10-K	333-255624	10.3	March 17, 2022
10.4	Form of Securities Purchase Agreement	8-K	333-255624	10.1	September 27, 2022
10.5	Form of Escrow Agreement	1-A/A	024-12067	10.5	December 9, 2022
10.6	Form of Subscription Agreement	1-A/A	024-12067	4.1	December 9, 2022
10.7+	Employment Agreement by and between the Company and Robert Steele dated October 18, 2022	1-A/A	024-12067	10.6	December 9, 2022
10.8+*	First Amendment to Employment Agreement by and between the Company and Robert Steele dated June 1, 2023
10.9*	Form of Promissory Note by and between the Company and Westside Strategic Partners, LLC dated December 4, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2024.

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

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	March 20, 2024
Robert Steele	Chairman of the Board of Directors

/s/ Robert Steele	Chief Financial Officer	March 20, 2024
Robert Steele	(Principal Financial and Accounting Officer)

/s/ Robert Haag	Director	March 20, 2024
Robert Haag

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thumzup Media Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thumzup Media Corporation (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2024

We have served as the Company’s auditor since 2021

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$259,212	$1,155,343
Prepaid expenses	6,321	2,903
Total current assets	265,533	1,158,246

Capitalized software costs, net	142,614	-
Property and equipment, net	7,040	2,553

Total assets	$415,187	$1,160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$65,860	$91,359
Liquidated damages and accrued interest	-	282,916
Total current liabilities	65,860	374,275

Total liabilities	65,860	374,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 142,769 and 125,865 shares issued and outstanding	143	126
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,656,488 and 7,108,336 shares issued and outstanding, respectively	7,656	7,108
Additional paid in capital	6,033,331	3,179,913
Subscription receivable	-	(33,000)
Accumulated deficit	(5,691,803)	(2,367,623)
Total stockholders’ equity	349,327	786,524

Total liabilities and stockholders’ equity	$415,187	$1,160,799

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

Revenues	$2,048	$2,421

Operating Expenses:
Cost of revenues	144	439
Sales and marketing	855,270	224,088
Research and development	513,088	567,408
Professional and consulting	727,554
General and administrative	395,624	418,940
Depreciation and amortization	29,398	2,160
Total Operating Expenses	2,521,078	1,213,035

Loss From Operations	(2,519,030)	(1,210,614)

Other Income (Expense):
Expense for liquidated damages	(731,652)	(268,202)
Interest expense	(73,498)	(25,865)
Total Other Income (Expense)	(805,150)	(294,067)

Net Loss Before Income Taxes	(3,324,180)	(1,504,681)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(3,324,180)	(1,504,681)

Net Income (Loss) Available to Common Stockholders	$(3,324,180)	$(1,504,681)

Net Income (Loss) Per Common Share:
Basic	$(0.47)	$(0.24)
Diluted	$(0.47)	$(0.24)

Weighted Average Common Shares Outstanding:
Basic	7,123,001	6,215,753
Diluted	7,123,001	6,215,753

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock				Additional
	Series A		Common Stock		Paid	Subscription	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2021	-	$-	6,037,836	$6,038	$1,036,749	$-	$(862,942)	$179,845
Preferred Series A issued for cash	28,004	$28	-	-	$1,259,967	$-	-	$1,259,995
Preferred Series A issued for conversion of notes	95,596	$96	-	-	$157,638	$-	-	$157,733
Preferred Series A issued for dividends	2,265	$2	-	-	$2,263	$-	-	$2,265
Common Stock issued for cash	-	-	286,834	$286	$736,714	$(33,000)	-	$704,000
Common Stock issued for services	-	-	6,000	$6	$50,954	$-	-	$50,960
Common Stock issued for conversion of notes	-	-	777,663	$778	$84,765	$-	-	$85,543
Stock issuance costs	-	-	-	-	$(149,137)	$-	-	$(149,137)
Net loss	-	-	-	-	-	-	(1,504,681)	$(1,504,681)
Rounding	-	-	-	-	-	-	-	1
Balance at December 31, 2022	125,865	$124	7,108,333	$7,108	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Preferred Series A issued for dividends	10,325	$12	-	-	$10,313	-	-	$10,325
Preferred Series A issued for liquidated damages	6,579	$7	-	$-	$296,038	-	-	$296,045
Common Stock issued for services rendered	-	-	28,000	$28	$192,012	-	-	$192,040
Common Stock issued for Reg A + offering and cash	-	-	389,896	$390	$1,591,102	-	-	$1,591,490
Common Stock offering costs	-	-	-	-	$(17,601)	-	-	$(17,601)
Stock subscription receivable received	-	-	-	-	-	$33,000	-	$33,000
Common stock issued for liquidated damages and accrued interest	-	-	130,259	$130	$781,554	-	-	$781,684
Net loss	-	-	-	-	-	-	$(3,324,180)	$(3,324,180)

Balance at December 31, 2023	$142,769	$143	$7,656,488	$7,656	$6,033,331	$-	$(5,691,803)	$349,327

The accompanying notes are an integral part of these financial statements.

THUMZUP MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,324,180)	$(1,504,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	29,398	2,160
Stock issued for services	192,040	50,960
Preferred stock dividend paid with stock	10,325	2,265
Preferred stock issued for liquidated damages	296,043	-
Common stock issued for liquidated damages	781,684
Interest expense paid with stock on conversion	-	8,886
Changes in operating assets and liabilities:
Prepaid expenses	(3,418)	(2,903)
Accounts payable and accrued expenses	(25,499)	76,437
Liquidated damages and accrued interest	(282,916)	282,916
Net cash used in operating activities	(2,326,523)	(1,083,960)

Cash flows from investing activities:
Purchases of property and equipment	(7,986)	-
Capitalized software costs	(168,513)	-
Net cash used in investing activities	(176,499)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,591,492	737,000
Subscription receivable	33,000	(33,000)
Costs incurred for equity sales	(17,601)	(149,137)
Proceeds from sale of preferred stock	-	1,259,995
Net cash provided by financing activities	1,606,891	1,814,858

Net (decrease) increase in cash	(896,131)	730,898

Cash, beginning of year	1,155,343	424,445

Cash, end of year	$259,212	$1,155,343

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A issued for exchange of convertible notes and accrued interest	$-	$157,733
Common shares issued upon conversion of convertible notes and accrued interest	$-	$85,543

The accompanying notes are an integral part of these financial statements.

Thumzup™ Media Corporation

Notes to Financial Statements

December 31, 2023

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

Note 2 - Restatement

The accompanying financial statements include the restatement of the Company’s previously filed balance sheet and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2022.

In connection with the preparation of the Company’s condensed interim financial statements as of and for the fiscal quarter ended June 30, 2023, the Company identified inadvertent errors in the accounting for certain equity transactions, specifically the liquidated damages provisions contained in certain of the Company’s equity offerings.  Upon further evaluation, the Company determined that the liquidated damages should have been accounted for as liabilities and losses for the liquidated damages recorded in the Company’s statements of operations.

The categories of misstatements and their impact on previously reported financial statements for the 2022 annual period are described below:

Liquidated damages: The recognition, measurement and presentation and disclosure related to the liquidated damages provisions contained in the Registration Rights Agreements of certain of the Company’s equity offerings.

In addition to the restatement of the financial statements, certain information in Note 6 to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.

The financial statement misstatements reflected in previously issued financial statements did not impact cash flows from operations, investing, or financing activities in the Company’s statements of cash flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Balance Sheet and Statements of Operations as of and for the year ended December 31, 2022 to the corresponding restated financial statements for the respective year.

The restated balance sheet and statements of operations as of and for the year ended December 31, 2022 are as follows:

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

As of December 31, 2023 and 2022, the Company’s cash and cash equivalents consisted of $259,212 and $1,155,343, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2023 and 2022, the uninsured balances amounted to $1,850 and $905,343, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of December 31, 2023 and December 31, 2022, the Company had $6,321 and $2,903 in prepaid expenses, respectively. The Company’s prepaid expenses as of December 2022 consisted primarily of fees paid to a consultant for business development services which were rendered in January 2023.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the years ended December 31, 2023 and December 31, 2022 was $3,499 and $2,160, respectively.

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

In accordance with ASC 606, the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue in accordance with that core principle by applying the following:

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

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the years ended December 31, 2023 and 2022, we capitalized $168,513 and $0 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $25,899 and $0 for the for the years ended December 31, 2023 and 2022, respectively. The balance of capitalized software was $142,614 and $0, net of accumulated amortization of $25,899 and $0 at December 31, 2023 and 2022, respectively.

The Company evaluates its capitalized software costs for impairment annually, at year-end. As of December 31, 2023, the Company determined no impairment of its capitalized software costs was warranted.

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

The Company has no tax positions as of December 31, 2023 and 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending December 31, 2023 and 2022, the Company recognized no interest and penalties.

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,	December 31,
	2023	2022
Common shares issuable upon conversion of preferred stock	2,141,535	1,887,976
Total potentially dilutive shares	2,141,535	1,887,976

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

The Company recognized its first revenues in December 2021. It relies on short-term debt and equity funding for its operations. At December 31, 2023 and 2022, the Company had a cash balance of $259,212 and $1,155,343, and the Company used $2,326,523 and $1,083,960 to fund operating activities for the years ending December 31, 2023 and 2022, respectively. For the year ended December 31, 2023 the Company raised approximately $1,574,000 from the sale of 387,798 shares of common stock through a Reg A + offering. The Company raised approximately $737,000 from the sale of 286,834 shares of its common stock and approximately $1,260,000 from the sale of 28,004 shares of Preferred Series A stock and incurred offering costs of $149,137 during the year ended December 31, 2022. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

Note 5 - Senior Secured Convertible Promissory Notes

On November 19, 2020, the Company issued $215,000 in Senior Secured Convertible Promissory Notes (“Senior Notes”). The Senior Notes originally matured on November 21, 2021 and accrued interest at eight (8%) per annum. Accrued interest maybe paid quarterly or converted in to shares of common stock. The note holders issued an extension of the due date on these notes to November 19, 2022. During September 2022, the Company issued 777,663 shares of its common stock upon conversion of the Senior Notes and the associated accrued interest payable of $85,543 and issued 95,596 shares of its Series A Preferred upon exchange of the remaining principal balance and accrued interest of the Senior Notes of $157,733. The balance of the Senior Notes payable at December 31, 2023 and December 31, 2022 was $0 and $0, respectively.

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

Note 7 - Shareholders’ Equity

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

On December 30, 2022, the Company issued 2,265 shares of Series A Preferred shares as dividends.

On March 15, 2023, the Company issued 2,447 Series A Preferred shares as dividends.

On June 15, 2023, the Company issued 2,495 Series A Preferred shares as dividends.

From September 1 to September 14, 2023, the Company entered into waiver agreements pursuant to which the Company issued 6,579 Series A Preferred shares for the settlement of certain liquidated damages.

On September 15, 2023, the Company issued 2,671 Series A Preferred shares as dividends.

On December 15, 2023, the Company issued 2,712 Series A Preferred shares as dividends.

As December 31, 2023 and 2022, the Company had 142,769 and 125,865 Series A Preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As of December 31, 2023 and 2022, the Company had 7,656,488 and 7,108,336 shares issued and outstanding, respectively.

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

During the year ended December 31, 2023, the Company issued 28,000 shares of common stock valued at $192,040 for services rendered.

During the year ended December 31, 2023, the Company issued 389,896 shares of common stock for proceeds of $1,573,891, net offering costs of $17,601.

During the year ended December 31, 2023, the Company issued 130,259 shares of common stock valued at $781,684 pursuant to waive agreements for the settlement of certain liquidated damages.

During the year ended December 31, 2023 and 2022, the Company realized losses of $392,660 and $282,916, respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. From September 1 to 14, 2023, the Company entered into Waiver Agreements with certain investors pursuant to which the Investors waived certain liquidated damages owed to the Investors by the Company in exchange for the issuance to the Investors by the Company of 130,259 and 6,579 shares of common and Series A preferred stock, par value $0.001 and $0.001 per share, respectively. The Company realized a $266,654 loss on settlement for the issuance of common stock under the Waiver Agreements. As of December 31, 2023 and 2022, the accrued liquidated damages and accrued interest is $0 and $282,916, respectively.

Note 8 – Related Party Transactions

We have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2023 and 2022 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member. Under the terms of the agreement, the Company will pay Elev8 $6,500 per month for six months and the Media Relations Services Agreement will automatically renew into consecutive monthly periods unless either party provides 30 days written notice of cancellation. This price is a discounted rate off Elev8’s normal monthly price of $9,500 per month. In addition to the monthly fee, through November 30, 2023, the Company has paid Elev8 an aggregate of $25,000 for a social media marketing campaign and an aggregate of $15,000 for marketing aimed at garnering more advertisers and users for its AdTech platform and mobile app, with an additional objective to increase the number of followers for the Company’s social media accounts. The vast majority of the funds paid to Elev8 for the social media campaign and marketing plan were spent with Meta, Google and other social media companies. Thumzup suspended the Media Relations Agreement with Elev8 on October 31, 2023.

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

On February 28, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, subscribed to purchase 11,150 shares of common stock at $4.50 per share for a subscription amount of $50,175 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC will receive 1,115 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+. The subscription is currently in escrow. (Pacific stock shows as issued.)

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

On December 4, 2023, Westside entered into a Promissory Note with the Company for $30,000 (“Westside Note”). The Westside Note carried an interest rate of 0% and matured on December 8, 2023. The Company repaid the Westside Note in full on December 5, 2023 for $30,000. The Westside Note is retired.

On December 15, 2023, Westside received a dividend of 569 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On March 14, 2024, Westside acquired 1,000 shares of our Series B Preferred Stock at $50 per share for a subscription in the amount of $50,000.

On March 15, 2024, Westside received a dividend of 580 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

Note 9 - Income Taxes

As of December 31, 2023, the Company has net operating loss carryforwards (“NOL”) of approximately $5,692,000, which is available to reduce future taxable income, for federal and state income taxes, respectively. The NOL is scheduled to expire in 2037. At the current federal tax rate of 21% and including book to tax differences result in the current NOL of $724,000 at December 31, 2023. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. During the year ended December 31, 2023, the Company has increased the valuation allowance from $319,000 to $724,000.

The tax effect of the carry forwards that give rise to deferred tax assets at December 31, 2023 consists of the following:

	2023	2022
Deferred tax assets:
Net operating loss	$724,000	$319,000
Total deferred tax assets	724,000	$319,000
Valuation allowance	(724,000)	(319,000)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rate and the Company’s effective tax rate is as follows:

	2023	2022
Statutory U.S. federal rate	21.0%	21.0%
Book to tax differences	(9.0)%	(6.0)%
Valuation allowance	(12.0)%	(15.0)%
Effective tax rate	0.0%	0.0%

Note 10 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

In January 2024, the Company conducted the final closing of its qualified offering under Regulation A+, for which it issued 35,368 shares of common stock for proceeds of $160,916, net offering expenses of $1,789.

On February 21, 2024, the Company issued 1,000 shares of common stock for services rendered.

On February 28, 2024, the Company engaged an investment bank for an underwritten offering in conjunction with a listing on a national exchange.

On March 4, 2024, the Company issued 18,000 shares of common stock for services to be rendered.

On March 14, 2024, the Company issued 1,000 shares of the Company’s Series B Preferred Stock at $50 per share for a subscription in the amount of $50,000.

