Form 10-Q
period 2024-03-31
THUMZUP MEDIA Corp
filed 2024-05-14
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,720,084 shares of common stock issued and outstanding as of May 10, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

March 31, 2024

THUMZUP MEDIA CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$225,673	$259,212
Prepaid expenses	129,940	6,321
Total current assets	355,613	265,533

Property and equipment, net	6,383	7,040
Capitalized software costs, net	186,934	142,614

Total assets	$548,930	$415,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$68,612	$65,860
Liquidated damages and accrued interest	-	-
Total current liabilities	68,612	65,860

Total liabilities	68,612	65,860

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock - 20,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 144,978 and 142,769 shares issued and outstanding, respectively	145	143
Preferred stock - Series B, $0.001 par value, $50,000 stated value, 40,000 shares authorized; 3,800 and 0 shares issued and outstanding, respectively	4	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,720,084 and 7,656,488 shares issued and outstanding, respectively	7,720	7,656
Additional paid in capital	6,494,965	6,033,331
Accumulated deficit	(6,022,516)	(5,691,803)
Total stockholders’ equity	480,318	349,327

Total liabilities and stockholders’ equity	$548,930	$415,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$405	$1,770

Operating Expenses:
Cost of revenues	-	116
Sales and marketing	51,765	268,717
Research and development	37,423	125,881
General and administrative	221,926	324,954
Depreciation and amortization	17,238	2,407
Total Operating Expenses	328,352	722,075

Loss From Operations	(327,947)	(720,305)

Other Income (Expense):
Liquidated damages expense	-	(176,117)
Interest expense	-	(12,368)
Total Other Income (Expense)	-	(188,485)

Net Loss Before Income Taxes	(327,947)	(908,790)

Provision for Income Taxes (Benefit)	-	-

Net Loss	$(327,947)	$(908,790)
Dividends on preferred stock	(2,765)	(2,447)

Net Loss Attributable to Common Stockholders	$(330,712)	$(911,237)

Net Income (Loss) Per Common Share:
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	7,684,862	7,118,933
Diluted	7,684,862	7,118,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2023	142,769	$143	-	-	7,656,488	$7,656	$6,033,331	$-	$(5,691,803)	$349,327
Common Stock issued for cash, net	-	-	-	-	36,256	36	160,182	-	-	160,218
Common Stock issued for services rendered and to be rendered	-	-	-	-	19,000	19	108,701		-	108,720
Common Stock issued for Series A conversion	(556)	(1)	-	-	8,340	8	(7)		-	-
Series B issued for cash	-	-	3,800	4	-	-	189,996		-	190,000
Preferred Series A issued for dividends	2,765	3	-	-	-	-	2,762		(2,765)	-
Net loss	-	-	-	-	-	-	-	-	(327,947)	(327,947)
Balance at March 31, 2024	144,978	$145	3,800	$4	7,720,084	$7,720	$6,494,965	$-	$(6,022,515)	$480,318

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2022	125,865	$126.00	-	-	7,108,333	$7,108.00	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Common Stock issued for services rendered	-	-	-	-	18,000	$18.00	$131,982	$-	$-	$132,000
Stock subscription receivable received	-	-	-	-	-	$-	$-	$33,000	$-	$33,000
Preferred Series A issued for dividends	2,447	$2.45	-	-	-	$-	$2,445	$-	$(2,447)	$0
Net loss	-	-	-	-	-	-	$-	$-	$(908,790)	$(908,790)
Balance at March 31, 2023	128,312	$128	-	$-	7,126,333	$7,126	$3,314,340	$-	$(3,278,861)	$42,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(327,947)	$(908,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,238	2,407
Stock issued for services	14,009	132,000
Changes in operating assets and liabilities:
Prepaid expenses	(28,909)	-
Liquidated damages and accrued interest	-	188,485
Accounts payable and accrued expenses	2,752	(21,827)
Net cash used in operating activities	(322,857)	(607,725)

Cash flows from investing activities:
Capitalized software costs	(60,900)	(52,288)
Net cash used in investing activities	(60,900)	(52,288)

Cash flows from financing activities:
Proceeds from sale of common stock	161,846	33,000
Proceeds from sale of preferred stock	190,000	-
Costs incurred for equity sales	(1,629)	-
Net cash provided by financing activities	350,217	33,000

Net (decrease) increase in cash	(33,539)	(627,013)

Cash, beginning of period	259,212	1,155,343

Cash, end of period	$225,673	$528,330

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Prepaid expenses paid for by issuance of common stock	$104,940	$-
Preferred Series A shares issued for dividends	$2,765	$2,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2024

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

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 20, 2024 (the “Annual Report”). The December 31, 2023 balance sheet is derived from those restated financial statements.

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

As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents consisted of $225,673 and $259,212, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2024 and December 31, 2023, the uninsured balances amounted to $0 and $1,850, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of March 31, 2024 and December 31, 2023, the Company had $129,940 and $6,321 in prepaid expenses, respectively. The Company’s prepaid expenses as of March 31, 2024 and December 31, 2023 were primarily for marketing, filing, and listing fees for services not yet rendered.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended March 31, 2024 and 2023 was $658 and $540, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2024 and 2023, we capitalized $60,900 and $52,288 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $6,373 and $1,867 for the for the three months ended March 31, 2024 and 2023, respectively. The balance of capitalized software was $186,934 and $142,614, net of accumulated amortization of $42,479 and $25,899 at March 31, 2024 and December 31, 2023, respectively.

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

The Company has no tax positions as of March 31, 2024 and December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending March 31, 2024 and December 31, 2023, the Company recognized no interest and penalties.

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

The computation of basic and diluted income (loss) per share, for the year ended March 31, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2024	2023
Common shares issuable upon conversion of convertible notes	-	-
Common shares issuable upon conversion of preferred stock	2,212,670	1,924,680
Total potentially dilutive shares	2,212,670	1,924,680

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

The Company recognized its first revenues in December 2021. It has been reliant on equity funding for its operations. At March 31, 2024 and December 31, 2023, the Company had a cash balance of $225,673 and $259,212, respectively. For the three months ended March 31, 2024 and 2023, the Company used $322,857 and $607,725 to fund operating activities, respectively. For the quarter ended March 31, 2024, the Company raised approximately $161,846, net offering expenses of $1,789, from the sale of 63,596 shares of its common stock and approximately $190,000 from the sale of 3,800 shares of Preferred Series B stock. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

Note 4 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred

On September 26, 2022, the Company submitted a Certificate of Designation to the Secretary of State of Nevada designating 1,000,000 shares of preferred stock as Series A Preferred (“Series A Preferred”). Each shareholder shall have the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series A Preferred into the number of shares of Common Stock. Each share of Series A Preferred initially converts into 15 shares of Common Stock at a reference rate of $3.00 per share of Common Stock subject to adjustments.

The holders of Series A Preferred shall be entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $0.875 per share per quarter. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the Common Stock on the Trading Day prior to the issuance of the dividend is below the Reference Rate, in which case the Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Certificate of Designations.

On January 18, 2024, a holder converted 556 shares of Series A preferred into 8,340 shares of common stock.

On March 15, 2024, the Company issued 2,765 Series A shares as a dividend.

As March 31, 2024 and December 31, 2023, the Company had 144,978 and 142,769 Series A preferred shares issued and outstanding, respectively.

Series B Preferred

On March 5, 2024, the Company submitted a Certificate of Designation to the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred (“Series B Preferred”). Each shareholder shall have the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into the number of shares of Common Stock. Each share of Series A Preferred initially converts into 10 shares of Common Stock at a reference rate of $5.00 per share of Common Stock subject to adjustments.

Once the company up-lists on a National Stock Exchange, the Series B Preferred converts at a 20% discount to the price of the offering in this S-1 and the downside price protections are eliminated. There is a call provision that goes into effect six (6) months from the listing on a National Exchange, that if the common stock trades at a 100% premium to the conversion price for 10 days or more, the Company can force the conversion of the Series B Preferred into common stock. The Company has agreed to pay the costs of Rule 144 legal opinions for the holders of the Series B Preferred.

The holders of Series B Preferred shall be entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $1.25 per share per quarter. If paid in kind, the number of common shares issued for the dividend shall be equal to the quotient of the dividend payable divided by the volume weighted average price on the dividend date.

From March 14 to March 28, 2024, the Company issued 3,800 Series B shares for cash proceeds of $190,000.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As March 31, 2024 and December 31, 2023, the Company had 7,720,084 and 7,656,488 shares issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company issued 19,000 shares of common stock with a fair market value of $108,720 for services rendered and to be rendered to the Company.

During the three months ended March 31, 2024, the Company issued 36,256 shares of common stock for proceeds of $160,218, net offering expenses of $1,789.

During the three months ended March 31, 2024, the Company issued 8,340 shares of common stock for the conversion of 556 shares of Series A preferred.

During the three months ended March 31, 2024 and 2023, the Company realized losses of $0 and $188,485, respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. From September 1 to 14, 2023, the Company entered into Waiver Agreements with certain investors pursuant to which the Investors waived certain liquidated damages owed to the Investors by the Company in exchange for the issuance to the Investors by the Company of 130,259 and 6,579 shares of common and Series A preferred stock, par value $0.001 and $0.001 per share, respectively. As of March 31, 2024 and December 31, 2023, the accrued liquidated damages with accrued interest is $0 and $0, respectively.

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

From April 1 to May 10, 2024, the Company issued 11,900 shares of the Company’s Series B Preferred Stock at $50 per share for subscriptions in the aggregate amount of $595,000.

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the first three months of 2024 and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations and have generated minimal revenue. For the three months ended March 31, 2024 and 2023, we incurred $330,712 and $911,237 in net losses due primarily to software research and development expenses along with general and administrative expenses in both periods.

Thumzup® Products and Services

The Company operates in a single business segment which is social media marketing and advertising. The Thumzup® App works on both iPhone and Android mobile operating systems and connects brands and people who use and love these brands. For the Advertiser, Thumzup® incentivizes ordinary people to become paid content Creators and post authentic valuable posts on social media about the Advertiser and its products.

The Company seeks to capitalize on nationwide-wide gig economy and business democratization trends. Immense value and opportunity have been created through the democratization of ride sharing, hospitality, finance and other industries. The Thumzup® tools are designed to facilitate this democratization trend for the consumer and the Advertiser within the online marketing and advertising space.

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

Social Media Marketing Software Technology

The Thumzup® mobile App enables Creators, to select from brands advertising on the App and get paid to post about the advertiser on social media. Once the Thumzup® Creator selects the brand and takes a photo using the Thumzup® App, the Thumzup® App posts the photo and a caption to the Creator’s social media accounts. The advertiser then reviews and approves the post for payment and the Creator can cash out whenever they choose through popular digital payment systems. For the advertiser, the Thumzup® system enables brands to get real people to promote their products to their friends. In 2023, $148 billion was spent on digital display ads in the United States and while 43% of marketers consider display ads to be the least effective channel, 84% of marketers were still investing in them(1). We feel this demonstrates a significant need among advertisers for new methods of messaging to potential customers. We believe Thumzup’s ability to scale brand messages from the general population on social media could be part of addressing this substantial need in the market.

A recent Nielsen report found 81% of consumers believe friends and family are the most reliable sources of information about products(2). According to a Emplifi article, 64% of millennials recommend a product at least once a month(3), and according to a 2019 Morning Consult survey, 86% of Gen Z and millennials would post content for monetary compensation(4). Further, according to a 2020 IZEA Insights Study, 67% of social media consumers aspire to be paid social media influencers(5). According to a 2023 Bankrate, 48% of social media users have impulsively purchased a product seen on social media(6). Lastly, 85% of Gen Z says social media impacts purchase decisions according to a 2023 Retail Dive Survey(7).

The average American adult spent 7 hours and 58 minutes per day using digital media in 2020 according to a 2020 eMarketer Report(8). The amount of daily usage has increased significantly since 2019, again according to an eMarketer Report(8), and the Company believes such usage will continue to accelerate. The Company empowers businesses that want to interact with these Creators and provides tools and data so they can increase consumer awareness and expand their customer bases.

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

The Company is an early-stage entity building a new real-time platform which enables Advertisers to pay their customers and fans cash for their positive social media posts about their products and services, which in turn supports those individuals who earn money from various gig economy opportunities. The Company believes that acceptance of its App and subsequent revenue growth can be driven by empowering everyday people to make money by posting about brands and services that they already find enjoyable and attractive on social media. The Company believes that the Thumzup® App is a conduit for Advertisers to connect directly with consumers. The Company will need to secure enough advertisers to make the App an attractive platform for adoption and scalability, and to ensure that the platform is interesting enough for the Creators to return to on a regular basis. No assurance can be given that the Company will be able to achieve these results.

(1)	https://meetanshi.com/blog/display-advertising-statistics/)
(2)	https://www.nielsen.com/news-center/2015/still-recommended-by-friends-and-relatives-the-most-authentic-advertising-according-to-consumers-the-most-trusted-on-brand-websites/
(3)	https://emplifi.io/resources/blog/the-user-generated-content-stats-you-need-to-know?utm_source=pixlee.com
(4)	https://morningconsult.com/wp-content/uploads/2019/11/The-Influencer-Report-Engaging-Gen-Z-and-Millennials.pdf
(5)	https://www.cnn.com/business/newsfeeds/globenewswire/7812666.html
(6)	https://www.bankrate.com/personal-finance/social-media-survey/
(7)	https://www.retaildive.com/news/generation-z-social-media-influence-shopping-behavior-purchases-tiktok-instagram/652576/
(8)	https://www.emarketer.com/content/us-time-spent-with-media-2021-update

The Industry – Social Media Marketing and Advertising

The Company believes that it is developing a new form of social media marketing that does not currently exist, therefore existing descriptions of market size and penetration are not directly applicable. As Thumzup® matures, the Company believes there will be other competitors in this new market of paying non-professional advocates to tell their friends about products they love on social media at the point-of-sale. The closest existing market that is similar to Thumzup’s market is the rapidly growing subset of online advertising called “influencer marketing.” More than 75% of brands have a dedicated budget for influencer marketing according to a 2022 Harvard Business Review Study (9). As social media influencers become more plentiful and proven, advertising spending has increased in this space. According to Allied Research, the influencer marketing market generated $16.5 billion in 2022 and is estimated to reach $199.6 billion by 2032, exhibiting a CAGR of 28.6% from 2023 to 2032(10). While influencer marketing is new, it is here to stay. Harvard Business Review did a study to prove this and stated, “the strategy can in fact yield positive ROI(9).”

Most existing paid influencer marketing platforms were designed for professional and semi-professional online personalities. Some of these platforms have expanded to accommodate “micro-influencers”, which are widely considered as individuals with 5,000 to 30,000 social media followers. In the Company’s opinion, none of these influencer platforms have entered the public consciousness and found mass adoption.

The Company has designed Thumzup® “from the ground up” to make it easy for brands and service providers to activate people who are not professional influencers but who are passionate about the products, services, or establishments they enjoy or frequent and then are willing to relate those experiences to their friends and other social media followers. The Company has designed the Thumzup App and Advertiser dashboard with “Apple-style” simplicity and intuitive features to make participation by all individuals seamless with their existing use of social media.

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

(9)	https://hbr.org/2022/11/does-influencer-marketing-really-pay-off
(10)	https://www.prnewswire.com/news-releases/influencer-marketing-market-to-reach-199-6-billion-globally-by-2032-at-28-6-cagr-allied-market-research-301987451.html

Social Media Marketing Software Technology

The Company’s Services

The Thumzup® mobile App enables Creators to select from brands advertising on the App and get paid to post about the Advertiser on social media. Once the Thumzup® Creator selects the brand and takes a photo using the Thumzup® App, the Thumzup® App posts the photo and a caption to the Creator’s social media accounts. The Advertiser then reviews and approves the post for payment and the Creator can cash out whenever they choose through popular digital payment systems. For the Advertiser, the Thumzup® system enables brands to get the general public (everyday people) who are not professional influencers to promote their products and services to their friends, rather than display ads which marketers realize are less effective.

With the Thumzup® App, the Company is targeting and signing up the general public and gig economy workers who like specific brands and present them with opportunities to be paid for posting about the brands on social media. The Company believes that its management team has the sales relationships, legal, and technology expertise for its current level of development. The Company will need to add additional staff to rapidly grow the business. All source code, development work, and intellectual property performed under independent development or employment contracts paid for by the Company are assigned to and owned by Thumzup®.

Intellectual Property

The Company owns the copyrights to the source code for the Thumzup® App on the iPhone iOS and Android operating mobile operating systems as used on the majority of mobile phone and tablet devices. The Company also owns the source code for the “backend” system that administrates the Thumzup® App, tracks payments and advertising campaigns.

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

Business Model

Advertisers purchase an ad campaign on the Thumzup® advertiser dashboard website. Once the Advertiser approves a post for payment, the platform facilitates the payment to Creators’ a monetary amount per screened post which may range from $1.00 to $1,000.00. The Thumzup® platform enables the Advertiser to screen posts so that the Advertiser only pays for posts that are commercially valuable and rewards Creators for posts that have images and text that represent the Advertiser in a positive manner.

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

The Thumzup® App can also facilitate digital word of mouth recommendations of products and services from people who do not need to make extra money doing gigs, who are in fact quite affluent. The Company believes that many people who are well off may also use the App to recommend products and services to their network of friends on social media, many of whom may also be affluent.

Key Metrics as of May 10, 2024

Thumzup has had paid out on 20,120 approved posts to 1,171 Thumzup users regarding 294 advertisers.

Thumzup advertisers have grown by a 149% CAGR over the last year.

Over the last year, the reach of the last 15,476 posts was 24,326,153 followers. Many of these campaigns were promotional campaigns but at list price this would have been $0.0064 per reach, which is below many citations for other leading social media advertising costs.

The average number of followers over the last year has been 1,624. We find that even though we are targeting the general public, in aggregate a Thumzup campaign captures 1,624 followers. So, a Thumzup campaign combines the high trust factor of the general public with. less followers and also draws in some professional influencers who post because they like the product at a lower cost per post than if they were hired as an influencer.

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

The Company is a beginning revenue, software and services company that has primarily relied on equity funding for its operations. At March 31, 2024 and December 31, 2023, the Company had cash balances of $225,673 and $1,155,343, respectively. For the three months ended March 31, 2024 and 2023, the Company used $328,352 and $607,725 in operating activities, respectively. The Company has an accumulated deficit at March 31, 2024 and December 31, 2023 of $6,022,516 and $2,367,623 respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following table sets forth certain selected unaudited statement of operations data for the three months ended March 31, 2024 and 2023.

	For the Three Months ended
	March 31, 2024	March 31, 2023	$ Change	%Change
Revenues	$405	$1,770	$(1,365)	(77.12)%

Operating Expenses	328,352	722,075	(393,723)	(54.53)%

Loss from Operations	(327,947)	(720,305)	392,358	(54.47)%

Other Income (Expense)	(2,76 5)	(188,485)	185,720	(98.53)%

Net Income (Loss) Available to Common Stockholders	$(330,712)	$(911,237)	$580,525	(63.71)%

Revenues

The Company generated revenues of $405 and $1,770 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1,365. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the three months ended March 31, 2024 and 2023, the Company incurred operating expenses of $328,352 and $722,075, respectively, a decrease of $393,723. The decrease in operating expenses was caused by: costs of revenues increasing by $116 from $116 during the three months ended March 31, 2023 to $0 during the same period in 2024, marketing expenses decreasing $216,952 from $268,717 during the three months ended March 31, 2023 to $51,765 during the same period in 2024, general and administrative expenses decreasing $103,028 from $324,954 during the three months ended March 31, 2023 to $221,926 during the same period in 2024, depreciation and amortization expenses increasing $14,831 from $2,407 during the three months ended March 31, 2023 to $17,238 during the same period in 2024, offset by a decrease in software research development expenses of $88,458 from $125,881 during the three months ended March 31, 2023 to $37,423 during the same period in 2024.

Net Loss from operations

The Company realized a net loss from operations of $327,947 and $720,305 for the three months ended March 31, 2024 and 2023, respectively, an decrease of $392,358 for the reasons stated above.

Other expenses

For the three months ended March 31, 2024 and 2023, the Company had $0 and $176,117 in liquidated damages expense, respectively. For the three months ended March 31, 2024 and 2023, the Company had $2,765 and $12,368 in interest expense, respectively, primarily related to liquidated damages in 2023.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $330,712 and $911,237 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $580,525 for the reasons stated above.

Liquidity and capital resources

As of March 31, 2024 and December 31, 2023, the Company had cash in the amount of $225,673 and $259,212, respectively. As of March 31, 2024 and December 31, 2023, the Company had stockholders’ equity of $480,318 and $349,327, respectively.

The Company’s accumulated deficit was $6,022,516 and $5,691,803 as of March 31, 2024 and December 31, 2023, respectively.

The Company used net cash in operations of $322,857 and $607,725 for the three months ended March 31, 2024 and 2023, respectively.

Net cash used in investing activities for three months ending March 31, 2024 and 2023 was $60,900 and $52,288, respectively, for capitalized development costs.

Net cash provided by financing activities was $350,217 for the three months ended March 31, 2024, comprised of $190,000 from the sale of preferred stock and $161,846 from the sale of common stock, net offering expenses of $1,789. Net cash provided by financing activities was $33,000 for the three months ended March 31, 2023, comprised of $33,000 from stock subscription receivable related to the sale of common stock in a prior period.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of March 31, 2024 as described below.

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

Based upon the assessments, management has concluded that as of March 31, 2024, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

During the three months ended March 31, 2024, the Company issued 19,000 shares of common stock with a fair market value of $157,320 for services rendered and to be rendered to the Company.

During the three months ended March 31, 2024, the Company conducted the final closing of its qualified offering under Regulation A+, for which it issued 36,256 shares of common stock for proceeds of $161,846, net offering expenses of $1,789.

During the three months ended March 31, 2024, the Company issued 8,340 shares of common stock for the conversion of 556 shares of Series A preferred.

During the three months ended March 31, 2024, the Company issued 2,675 shares of Series A Preferred Stock as a dividend pursuant to the Certificate of Designation of the Company’s Series A Preferred Shares.

During the three months ended March 31, 2024, the Company issued 3,800 shares of the Company’s Series B Preferred Stock at $50 per share for a subscription in the amount of $190,000.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Except as set forth under Item 2 above, there is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.	Exhibit

Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Form of Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock	10-K	333-255624	3.5	March 20, 2024
10.1*	Form of Securities Purchase Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 14, 2024

