Form 10-Q
period 2024-06-30
THUMZUP MEDIA Corp
filed 2024-08-12
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2024

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 7,741,731 shares of common stock issued and outstanding as of August 8, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

June 30, 2024

THUMZUP MEDIA CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$398,450	$259,212
Other receivable	25,000	-
Prepaid expenses	73,411	6,321
Total current assets	496,861	265,533

Property and equipment, net	5,315	7,040
Capitalized software costs, net	230,842	142,614

Total assets	$733,018	$415,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$113,816	$65,860
Total current liabilities	113,816	65,860

Total liabilities	113,816	65,860

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 147,798 and 142,769 shares issued and outstanding, respectively	148	143
Preferred stock - Series B, $0.001 par value, $50,000 stated value, 40,000 shares authorized; 16,100 and 0 shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,741,731 and 7,656,488 shares issued and outstanding, respectively	7,742	7,656
Additional paid in capital	7,184,531	6,033,331
Accumulated deficit	(6,573,235)	(5,691,803)
Total stockholders’ equity	619,202	349,327

Total liabilities and stockholders’ equity	$733,018	$415,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$30	$580	$435	$2,350

Operating Expenses:
Cost of revenues	-	-	-	116
Sales and marketing	96,674	252,957	148,440	521,674
Research and development	49,665	192,105	87,087	317,986
General and administrative	359,827	258,101	581,755	583,055
Depreciation and amortization	22,925	5,690	40,163	8,097
Total Operating Expenses	529,091	708,853	857,445	1,430,928

Loss From Operations	(529,061)	(708,273)	(857,010)	(1,428,578)

Other Income (Expense):
Liquidated damages expense	-	(190,806)	-	(366,923)
Interest income (expense)	1,288	(22,856)	1,288	(35,224)
Total Other Income (Expense)	1,288	(213,662)	1,288	(402,147)

Net Loss Before Income Taxes	(527,773)	(921,935)	(855,722)	(1,830,725)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(527,773)	$(921,935)	$(855,722)	$(1,830,725)
Dividends on preferred stock	(22,944)	(2,495)	(25,710)	(4,942)

Net Loss Attributable to Common Stockholders	$(550,717)	$(924,430)	$(881,432)	$(1,835,667)

Net Income (Loss) Per Common Share:
Basic	$(0.07)	$(0.13)	$(0.11)	$(0.26)
Diluted	$(0.07)	$(0.13)	$(0.11)	$(0.26)

Weighted Average Common Shares Outstanding:
Basic	7,724,297	7,118,933	7,704,580	7,118,933
Diluted	7,724,297	7,118,933	7,704,580	7,118,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at March 31, 2024	144,978	$145	3,800	$4	7,720,084	$7,720	$6,494,965	$-	$(6,022,515)	$480,318
Common Stock issued for services rendered and to be rendered	-	-	-	-	17,000	$17	$75,633	-	-	$75,650
Refund of investment - Reg A+	-	-	-	-	-	-	$1,009	-	$(3)	$1,007
Common Stock issued for Series B dividend	-	-	-	-	4,647	$5	$20,120	-	$(20,125)	-
Series B issued for investment	-	-	12,300	$12	-	-	$614,988	-	-	$615,000
Issuance costs - preferred Series B	-	-	-	-	-	-	$(25,000)	-	-	$(25,000)
Preferred Series A issued for dividends	2,820	$3	-	-	-	-	$2,816	-	$(2,819)	-
Net loss	-	-	-	-	-	-	-	-	$(527,773)	$(527,773)
Balance at June 30, 2024	147,798	$148	16,100	$16	7,741,731	$7,742	$7,184,531	$-	$(6,573,235)	$619,202

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at March 31, 2023	128,312	$128	-	$-	7,126,336	$7,126	$3,314,340	$-	$(3,278,861)	$42,733
Common Stock issued for services rendered	-	-	-	-	2,000	$2	$14,076	-	-	$14,078
Common Stock issued for investment	-	-	-	-	159,835	$160	$641,553	-	-	$641,713
Common Stock offering costs	-	-	-	-	-	-	$(6,417)	-	-	$(6,417)
Preferred Series A issued for dividends	2,495	$3	-	-	-	-	$2,492	-	$(2,495)	-
Net loss	-	-	-	-	-	-	-	-	$(921,935)	$(921,935)
Balance at June 30, 2023	130,807	$131	-	$-	7,288,171	$7,288	$3,966,044	$-	$(4,203,292)	$(229,829)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2023	142,769	$143	-	$-	7,656,488	$7,656	$6,033,331	$-	$(5,691,803)	$349,327
Common Stock issued for investment, net	-	-	-	-	36,256	$36	$161,190	-	-	$161,226
Common Stock issued for services rendered and to be rendered	-	-	-	-	36,000	$36	$184,334	-	-	$184,370
Common Stock issued for Series A conversion	(556)	$(1)	-	-	8,340	$9	$(7)	-	-	$1
Common Stock issued for Series B dividend	-	-	-	-	4,647	$5	$20,120	-	$(20,125)	-
Series B issued for investment	-	-	16,100	$16	-	-	$804,984	-	-	$805,000
Preferred Series A issued for dividends	5,585	$6	-	-	-	-	$5,579	-	$(5,585)	-
Issuance costs - Preferred Series B	-	-	-	-	-	-	$(25,000)	-	-	$(25,000)
Net loss	-	-	-	-	-	-	-	-	$(855,722)	$(855,722)
Balance at June 30, 2024	147,798	$148	16,100	$16	7,741,731	$7,742	$7,184,531	$-	$(6,573,235)	$619,202

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2022	125,865	$126	-	$-	7,108,336	$7,108	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Common Stock issued for services rendered	-	-	-	-	20,000	$20	$146,058	-	-	$146,078
Common Stock issued for investment	-	-	-	-	159,835	$160	$641,553	-	-	$641,712
Common Stock offering costs	-	-	-	-	-	-	$(6,417)	-	-	$(6,417)
Stock subscription receivable received	-	-	-	-	-	-	-	$33,000	-	$33,000
Preferred Series A issued for dividends	4,942	$5	-	-	-	-	$4,937	-	$(4,942)	-
Net loss	-	-	-	-	-	-	-	-	$(1,830,725)	$(1,830,725)
Balance at June 30, 2023	130,807	$131	-	$-	7,288,171	$7,288	$3,966,044	$-	$(4,203,292)	$(229,829)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(855,722)	$(1,830,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	40,163	8,097
Stock issued for services	184,370	146,078
Changes in operating assets and liabilities:
Other accounts receivable	(25,000)	-
Prepaid expenses	(67,090)	(50,635)
Liquidated damages and accrued interest	-	402,147
Accounts payable and accrued expenses	47,956	(27,215)
Net cash used in operating activities	(675,323)	(1,352,253)

Cash flows from investing activities:
Purchases of property and equipment	-	(5,105)
Capitalized software costs	(126,665)	(73,138)
Net cash used in investing activities	(126,665)	(78,243)

Cash flows from financing activities:
Proceeds from sale of common stock	161,226	674,713
Proceeds from sale of preferred stock - Series B	805,000	-
Costs incurred for equity sales	(25,000)	(6,417)
Net cash provided by financing activities	941,226	668,296

Net (decrease) increase in cash	139,238	(762,200)

Cash, beginning of period	259,212	1,155,343

Cash, end of period	$398,450	$393,143

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$5,585	$4,942
Common shares issued for Preferred Series B dividends	$20,125	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2024

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

Note 2 – Going Concern

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

The Company recognized its first revenues in December 2021. It has been reliant on equity funding for its operations. At June 30, 2024 and December 31, 2023, the Company had a cash balance of $398,450 and $259,212, respectively. For the six months ended June 30, 2024 and 2023, the Company used $675,323 and $1,352,253 to fund operating activities, respectively. For the six ended June 30, 2024, the Company raised approximately $161,846, net offering expenses of $1,789, from the sale of 63,596 shares of its common stock and approximately $805,000 from the sale of 16,100 shares of Preferred Series B stock. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

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

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim unaudited condensed financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 20, 2024 (the “Annual Report”). The December 31, 2023 balance sheet is derived from those restated financial statements.

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

As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents consisted of $398,450 and $259,212, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2024 and December 31, 2023, the uninsured balances amounted to $81,313 and $1,850, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of June 30, 2024 and December 31, 2023, the Company had $73,411 and $6,321 in prepaid expenses, respectively. The Company’s prepaid expenses as of June 30, 2024 and December 31, 2023 were primarily for marketing, filing, and listing fees for services not yet rendered.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended June 30, 2024 and 2023 was $1,067 and $753, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1,725 and $1,293, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the six months June 30, 2024 and 2023, we capitalized $126,665 and $73,138 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $21,858 and $4,937 for the for the three months ended June 30, 2024 and 2023, respectively. Amortization of capitalized software costs was $38,438 and $6,804 for the for the six months ended June 30, 2024 and 2023, respectively. The balance of capitalized software was $295,178 and $142,614, net of accumulated amortization of $64,337 and $25,899 at June 30, 2024 and December 31, 2023, respectively.

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

The Company has no tax positions as of June 30, 2024 and December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending June 30, 2024 and December 31, 2023, the Company recognized no interest and penalties.

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,	June 30,
	2024	2023
Common shares issuable upon conversion of convertible notes	-	-
Common shares issuable upon conversion of preferred stock	2,377,970	1,962,111
Total potentially dilutive shares	2,377,970	1,962,111

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our financial statements.

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

On March 15, 2024, the Company issued 2,765 Series A shares as a dividend.

On June 15, 2024, the Company issued 2,819 Series A shares as a dividend.

As June 30, 2024 and December 31, 2023, the Company had 147,798 and 142,769 Series A preferred shares issued and outstanding, respectively.

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

During the six months ended June 30, 2024, the Company issued 16,100 Series B shares for cash proceeds of $805,000.

On June 15, 2024, issued 4,647 common shares with a value of $18,588 as a dividend for the Series B.

As June 30, 2024 and December 31, 2023, the Company had 16,100 and 0 Series B preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As June 30, 2024 and December 31, 2023, the Company had 7,741,731 and 7,656,488 shares issued and outstanding, respectively.

During the six months ended June 30, 2024, the Company issued 36,000 shares of common stock with a fair market value of $160,344 for services rendered and to be rendered to the Company.

During the six months ended June 30, 2024, the Company issued 36,256 shares of common stock for proceeds of $160,218, net offering expenses of $1,789.

During the six months ended June 30, 2024, the Company issued 8,340 shares of common stock for the conversion of 556 shares of Series A preferred.

During the six months ended June 30, 2024, the Company issued 4,647 common shares with a value of $18,588 as a dividend for the Series B.

During the three months ended June 30, 2024 and 2023, the Company realized losses of $0 and $190,806 respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. During the six months ended June 30, 2024 and 2023, the Company realized losses of $0 and $402,127 respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. From September 1 to 14, 2023, the Company entered into Waiver Agreements with certain investors pursuant to which the Investors waived certain liquidated damages owed to the Investors by the Company in exchange for the issuance to the Investors by the Company of 130,259 and 6,579 shares of common and Series A preferred stock, par value $0.001 and $0.001 per share, respectively. As of June 30, 2024 and December 31, 2023, the accrued liquidated damages with accrued interest is $0 and $0, respectively.

Note 5 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 6 – Related Party Transactions

On March 14, 2024, Westside Strategic Partners, LLC, which is controlled by one of the Company’s directors, Robert Haag, acquired 1,000 shares of our Series B Preferred Stock at $50 per share for a subscription in the amount of $50,000.

On March 20, 2024, Joanna Massey, acquired 800 shares of our Series B Preferred Stock at $50 per share for a subscription in the amount of $40,000.

On March 15, 2024, Westside received a dividend of 580 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On March 15, 2024, Isaac Dietrich received a dividend of 14 shares of Series A Preferred Stock, per the terms of its Certificate of Designation.

On June 15, 2024, Westside received a dividend of 591 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 15, 2024, Joanna Massey received a dividend of 29 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 15, 2024, Westside received 289 common shares for a dividend for the Series B Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 15, 2024, Joanna Massey received 231 common shares for a dividend for the Series B Preferred Stock, per the terms of the Company’s Certificate of Designation.

On June 15, 2024, Isaac Dietrich received a dividend of 15 shares of Series A Preferred Stock, per the terms of its Certificate of Designation.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

On July 5, 2024, holders of a majority of the Company’s common shares amended the 2024 Equity Incentive Plan to increase the number of shares issuable thereunder to 2,000,000.

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

Overview

As used herein, “we,” “us,” “our,” the “Company,” “Thumzup®,” means Thumzup® Media Corporation unless otherwise indicated. Thumzup® operates in a single business segment which is social media marketing. Thumzup® has a mobile iPhone and Android application called “Thumzup®” that connects brands and people who use and love these brands. For the advertiser, Thumzup® incentivizes ordinary people to become paid content creators and post authentic valuable posts on social media about the advertiser and its products.

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

In February 2022, the Company was admitted to the Over-The-Counter Venture Market quotation system (OTCQB) under the symbol TZUP. We intend to list our common stock on the Nasdaq under the symbol “TZUP”. This offering will not be consummated until we have received Nasdaq approval of our application. There is currently very limited trading of our Common Stock, and an active trading market may never develop.

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

Key Metrics as of May 10, 2024

Thumzup has paid out on 19,182 approved posts to 1,127 Thumzup users regarding 223 advertisers since inception.

Thumzup advertisers have grown by a 148% CAGR since May 10, 2023.

Since May 10, 2023, the reach of the last 15,605 posts was 25,784,957 followers. Many of these campaigns were promotional campaigns but at list price this would have been $0.006 per reach, which is below many citations for other leading social media advertising costs.

The average number of followers for an individual Thumzup user since May 10, 2023 has been about 1,600. Many users with tens of thousands of followers posted about our advertisers, including one with more than 600,000 followers. We find that even though we are targeting the general public, in aggregate a Thumzup campaign can reach an average of more than 1,600 followers per post. So, a Thumzup campaign combines the high trust factor of the general public with less followers and also draws in some professional influencers who post because they like the product at a lower cost per post than if they were hired as an influencer.

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

The Company is a beginning revenue, software and services company that has primarily relied on equity funding for its operations. At June 30, 2024 and December 31, 2023, the Company had cash balances of $398,450 and $1,155,343, respectively. For the six months ended June 30, 2024 and 2023, the Company used $675,323 and $1,352,253 in operating activities, respectively. The Company has an accumulated deficit at June 30, 2024 and December 31, 2023 of $6,573,235 and $5,691,803 respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024 AND 2023

The following table sets forth certain selected unaudited condensed statements of operations data for the three months ended June 30, 2024 and 2023.

	For the Three Months ended
	June 30, 2024	June 30, 2023	$ Change	%Change
Revenues	$30	$580	$(550)	(94.83)%

Operating Expenses	529,091	708,853	(179,762)	(25.36)%

Loss from Operations	(529,061)	(708,273)	179,212	(25.30)%

Other Income (Expense)	1,288	(213,662)	214,950	(100.60)%

Net Income (Loss) Available to Common Stockholders	$(550,717)	$(924,430)	$373,713	(40.43)%

Revenues

The Company generated revenues of $30 and $580 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $550. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the six months ended June 30, 2024 and 2023, the Company incurred operating expenses of $529,091 and $708,853, respectively, a decrease of $179,762. The decrease in operating expenses was caused by: marketing expenses decreasing $156,283 from $252,957 during the three months ended June 30, 2023 to $96,674 during the same period in 2024, general and administrative expenses increasing $101,726 from $258,101 during the three months ended June 30, 2023 to $359,827 during the same period in 2024, depreciation and amortization expenses increasing $17,235 from $5,690 during the three months ended June 30, 2023 to $22,925 during the same period in 2024, offset by a decrease in software research development expenses of $142,440 from $192,105 during the three months ended June 30, 2023 to $49,665 during the same period in 2024. The decrease in operating expenses is a result of the Company better managing its overhead and cashflows.

Net Loss from operations

The Company realized a net loss from operations of $529,061 and $708,273 for the three months ended June 30, 2024 and 2023, respectively, an decrease of $179,212 for the reasons stated above.

Other expenses

For the three months ended June 30, 2024 and 2023, the Company had $0 and $(190,806) in liquidated damages expense, respectively. For the three months ended June 30, 2024 and 2023, the Company had $1,288 and $(22,856) in interest income and expense, respectively, primarily related to interest on the liquidated damages in 2023.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $550,717 and $924,430 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $373,713 for the reasons stated above.

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

The following table sets forth certain selected unaudited condensed statements of operations data for the six months ended June 30, 2024 and 2023.

	For the Six Months ended
	June 30, 2024	June 30, 2023	$ Change	%Change
Revenues	$435	$2,350	$(1,915)	(81.49)%

Operating Expenses	857,445	1,430,928	(573,483)	(40.08)%

Loss from Operations	(857,010)	(1,428,578)	571,568	(40.01)%

Other Income (Expense)	1,288	(402,147)	403,435	(100.32)%

Net Income (Loss) Available to Common Stockholders	$(881,432)	$(1,835,667)	$954,235	(51.98)%

Revenues

The Company generated revenues of $435 and $2,350 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1,915. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the three months ended June 30, 2024 and 2023, the Company incurred operating expenses of $857,445 and $1,430,928, respectively, a decrease of $573,483. The decrease in operating expenses was caused by: costs of revenues decreasing by $116 from $116 during the six months ended June 30, 2023 to $0 during the same period in 2024, marketing expenses decreasing $373,234 from $521,674 during the six months ended June 30, 2023 to $148,440 during the same period in 2024, general and administrative expenses decreasing $1,300 from $583,055 during the six months ended June 30, 2023 to $581,755 during the same period in 2024, depreciation and amortization expenses increasing $32,066 from $8,097 during the six months ended June 30, 2023 to $40,163 during the same period in 2024, offset by a decrease in software research development expenses of $230,899 from $317,986 during the six months ended June 30, 2023 to $87,087 during the same period in 2024. The decrease in operating expenses is a result of the Company better managing its overhead and cashflows.

Net Loss from operations

The Company realized a net loss from operations of $857,010 and $1,428,578 for the six months ended June 30, 2024 and 2023, respectively, an decrease of $571,568 for the reasons stated above.

Other expenses

For the six months ended June 30, 2024 and 2023, the Company had $0 and $366,923 in liquidated damages expense, respectively. For the six months ended June 30, 2024 and 2023, the Company had $1,288 and $35,224 in interest income and expense, respectively, primarily related to interest on the liquidated damages in 2023.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $881,432 and $1,835,667 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $954,235 for the reasons stated above.

Liquidity and capital resources

As of June 30, 2024 and December 31, 2023, the Company had cash in the amount of $398,450 and $259,212, respectively. As of June 30, 2024 and December 31, 2023, the Company had stockholders’ equity of $619,202 and $349,327, respectively.

The Company’s accumulated deficit was $6,573,235 and $5,691,803 as of June 30, 2024 and December 31, 2023, respectively.

The Company used net cash in operations of $675,323 and $1,352,253 for six three months ended June 30, 2024 and 2023, respectively.

Net cash used in investing activities for six months ending June 30, 2024 and 2023 was $126,665 and $73,138, respectively. During the six months ended June 30, 2024, there were $126,665 in capitalized development costs and $0used for the purchase of equipment. During the six months ended June 30, 2023, there were $73,138 in capitalized development costs and $5,105 used for the purchase of equipment.

Net cash provided by financing activities was $941,226 for the six months ended June 30, 2024, comprised of $805,000 from the sale of preferred stock – Series B and $161,226 from the sale of common stock, net offering expenses of $25,000 related to the preferred stock – Series B. Net cash provided by financing activities was $668,296 for the six months ended June 30, 2023, comprised of $674,713 from the sale of common stock related to the sale of common stock in a prior period and the Company’s offering under Regulation A+, with offering costs of $6,417.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of June 30, 2024 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our financial statements and other information contained in our quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

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

Based upon the assessments, management has concluded that as of June 30, 2024, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

During the three months ended June 30, 2024, the Company issued 2,820 shares of Series A Preferred Stock as a dividend pursuant to the Certificate of Designation of the Company’s Series A Preferred Shares.

During the three months ended June 30, 2024, the Company issued 12,300 shares of the Company’s Series B Preferred Stock at $50 per share for a subscription in the amount of $615,000. The Company used the funds for working capital and general corporate purposes.

During the three months ended June 30, 2024, the Company issued 17,000 shares of common stock with a value of $75,650 for services rendered and to be rendered.

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

Date: August 12, 2024

