Form 10-Q
period 2024-09-30
THUMZUP MEDIA Corp
filed 2024-11-14
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission File Number: 001-42388

Thumzup Media Corporation

(Exact name of registrant as Specified in its Charter)

Nevada	511210	85-3651036
(State or Other Jurisdiction of	(Primary Standard Industrial	(Internal Revenue Service
Incorporation or Organization)	Classification Code Number)	Employer Identification Number)

11845 W. Olympic Blvd., Ste 1100W #13 Los Angeles, CA	90064
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 403-6150

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TZUP	The Nasdaq Stock Market, LLC

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,389,702 shares of common stock issued and outstanding as of November 8, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

September 30, 2024

THUMZUP MEDIA CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$110,246	$259,212
Other receivable	-	-
Prepaid expenses	52,072	6,321
Total current assets	162,318	265,533

Property and equipment, net	5,861	7,040
Capitalized software costs, net	253,302	142,614

Total assets	$421,481	$415,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$93,517	$65,860
Notes payable - related party	140,000	-
Total current liabilities	233,517	65,860

Total liabilities	233,517	65,860

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 150,485 and 142,769 shares issued and outstanding, respectively	150	143
Preferred stock - Series B, $0.001 par value, $50,000 stated value, 40,000 shares authorized; 16,100 and 0 shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 7,750,342 and 7,656,488 shares issued and outstanding, respectively	7,750	7,656
Additional paid in capital	7,218,119	6,033,331
Accumulated deficit	(7,038,071)	(5,691,803)
Total stockholders’ equity	187,964	349,327

Total liabilities and stockholders’ equity	$421,481	$415,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$150	$72	$585	$2,422

Operating Expenses:
Cost of revenues	-	-	-	116
Sales and marketing	97,082	228,685	245,522	750,359
Research and development	49,852	159,920	136,939	477,906
General and administrative	268,567	321,352	850,322	904,406
Depreciation and amortization	27,346	8,560	67,509	16,657
Total Operating Expenses	442,847	718,517	1,300,292	2,149,445

Loss From Operations	(442,697)	(718,445)	(1,299,707)	(2,147,023)

Other Income (Expense):
Liquidated damages expense	-	(364,729)	-	(731,652)
Interest income (expense)	859	(27,937)	2,147	(63,161)
Total Other Income (Expense)	859	(392,665)	2,147	(794,813)

Net Loss Before Income Taxes	(441,838)	(1,111,110)	(1,297,560)	(2,941,836)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(441,838)	$(1,111,110)	$(1,297,560)	$(2,941,836)
Dividends on preferred stock	(22,999)	(2,671)	(48,709)	(7,614)

Net Loss Attributable to Common Stockholders	$(464,837)	$(1,113,781)	$(1,346,269)	$(2,949,450)

Net Income (Loss) Per Common Share:
Basic	$(0.06)	$(0.15)	$(0.17)	$(0.41)
Diluted	$(0.06)	$(0.15)	$(0.17)	$(0.41)

Weighted Average Common Shares Outstanding:
Basic	7,742,982	7,304,929	7,717,474	7,122,553
Diluted	7,742,982	7,304,929	7,717,474	7,122,553

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at June 30, 2024	147,798	$148	16,100	$16	7,741,731	$7,742	$7,184,531	$-	$(6,573,235)	$619,202
Common Stock issued for services rendered and to be rendered	-	-	-	-	2,000	2	10,596	-	-	10,598
Common Stock issued for Series B dividend	-	-	-	-	3,802	4	20,121	-	(20,125)	-
Common Stock issued for Series A conversion	(187)	(1)	-	-	2,809	2	(3)	-	-	(2)
Preferred Series A issued for dividends	2,874	3	-	-	-	-	2,874	-	(2,873)	4
Net loss	-	-	-	-	-	-	-	-	(441,838)	(441,838)
Balance at September 30, 2024	150,485	$150	16,100	$16	7,750,342	$7,750	$7,218,119	$-	$(7,038,071)	$187,964

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at June 30, 2023	130,795	$131	-	$-	7,288,171	$7,288	$3,966,044	$-	$(4,203,292)	$(229,829)
Preferred Series A issued for dividends	2,672	2	-	-	-	-	2,669	-	-	2,671
Preferred Series A issued for liquidated damages	6,579	7	-	-	-	-	296,038	-	-	296,045
Common stock issued for Reg A+ offering	-	-	-	-	83,531	84	352,454	-	-	352,538
Common stock issued for liquidated damages and accrued interest	-	-	-	-	130,259	130	781,554	-	-	781,684
Common Stock issued for services rendered	-	-	-	-	7,000	7	41,993	-	-	42,000
Common Stock offering costs	-	-	-	-	-	-	(3,529)	-	-	(3,529)
Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	(1,113,781)	(1,113,781)
Balance at September 30, 2023	140,046	$140	-	$-	7,508,961	$7,509	$5,437,223	$-	$(5,317,073)	$127,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2023	142,769	$143	-	$-	7,656,488	$7,656	$6,033,331	$-	$(5,691,803)	$349,327
Common Stock issued for investment, net	-	-	-	-	36,256	36	161,190	-	-	161,226
Common Stock issued for services rendered and to be rendered	-	-	-	-	38,000	38	194,930	-	-	194,968
Common Stock issued for Series A conversion	(743)	(1)	-	-	11,149	11	(10)	-	2	2
Common Stock issued for Series B dividend	-	-	-	-	8,449	9	40,241	-	(40,250)	-
Series B issued for investment	-	-	16,100	16	-	-	804,984	-	-	805,000
Preferred Series A issued for dividends	8,459	8	-	-	-	-	8,453	-	(8,460)	1
Issuance costs - Preferred Series B	-	-	-	-	-	-	(25,000)	-	-	(25,000)
Net loss	-	-	-	-	-	-	-	-	(1,297,560)	(1,297,560)
Balance at September 30, 2024	150,485	$150	16,100	$16	7,750,342	$7,750	$7,218,119	$-	$(7,038,071)	$187,964

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2022	125,865	$126	-	$-	7,108,336	$7,108	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Preferred Series A issued for dividends	7,613	8	-	-	-	-	7,606	-	-	7,614
Preferred Series A issued for liquidated damages	6,579	6	-	-	-	-	296,038	-	-	296,044
Common Stock issued for services rendered	-	-	-	-	27,000	20	188,051	-	-	188,078
Common Stock issued for Reg A + offering and cash	-	-	-	-	243,385	243	994,007	-	-	994,250
Common Stock offering costs	-	-	-	-	-	-	(9,946)	-	-	(9,946)
Stock subscription receivable received	-	-	-	-	-	-	-	33,000	-	33,000
Common stock issued for liquidated damages and accrued interest	-	-	-	-	130,259	130	781,554	-	-	781,684
Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	(2,949,450)	(2,949,450)
Balance at September 30, 2023	140,046	$140	-	$-	7,508,961	$7,509	$5,437,223	$-	$(5,317,073)	$127,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,297,560)	$(2,941,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	67,509	16,657
Stock issued for services	194,968	188,078
Stock issued for loss on settlement of liquidated damages and accrued interest	-	794,813

Changes in operating assets and liabilities:

Prepaid expenses	(45,749)	(5,410)
Accounts payable and accrued expenses	27,657	35,931
Net cash used in operating activities	(1,053,175)	(1,911,767)

Cash flows from investing activities:
Purchases of property and equipment	(1,247)	(6,327)
Capitalized software costs	(175,770)	(108,313)
Net cash used in investing activities	(177,017)	(114,640)

Cash flows from financing activities:
Proceeds from sale of common stock	161,226	1,027,250
Proceeds from sale of preferred stock - Series B	805,000	-
Costs incurred for equity sales	(25,000)	(9,946)
Proceeds from loan - related party	140,000	-
Net cash provided by financing activities	1,081,226	1,017,304

Net (decrease) in cash	(148,966)	(1,009,103)

Cash, beginning of period	259,212	1,155,343

Cash, end of period	$110,246	$146,240

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$8,459	$7,614
Common shares issued for Preferred Series B dividends	$8,449	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

September 30, 2024

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

The Company recognized its first revenues in December 2021. It has been reliant on equity funding for its operations. At September 30, 2024 and December 31, 2023, the Company had a cash balance of $110,246 and $259,212, respectively. For the nine months ended September 30, 2024 and 2023, the Company used $1,053,175 and $1,911,767 to fund operating activities, respectively. For the nine months ended September 30, 2024, the Company raised approximately $161,228, net of offering expenses of $1,628, from the sale of 36,256 shares of its common stock and approximately $805,000 from the sale of 16,100 shares of Preferred Series B stock, less issuance costs of $25,000. The Company may need to raise additional funding and manage expenses in order to continue as a going concern.

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

As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents consisted of $110,246 and $259,212, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2024 and December 31, 2023, the uninsured balances amounted to $0 and $1,850, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of September 30, 2024 and December 31, 2023, the Company had $52,072 and $6,321 in prepaid expenses, respectively. The Company’s prepaid expenses as of September 30, 2024 and December 31, 2023 were primarily for marketing, filing, and listing fees for services not yet rendered.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended September 30, 2024 and 2023 was $701 and $1,000, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2,426 and $2,293, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the nine months ended September 30, 2024 and 2023, we capitalized $175,770 and $108,313 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $26,644 and $8,560 for the for the three months ended September 30, 2024 and 2023, respectively. Amortization of capitalized software costs was $65,082 and $14,364 for the for the nine months ended September 30, 2024 and 2023, respectively. The balance of capitalized software was $253,302 and $142,614, net of accumulated amortization of $90,981 and $25,899 at September 30, 2024 and December 31, 2023, respectively.

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

The Company has no tax positions as of September 30, 2024 and December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the period ending September 30, 2024 and 2023, the Company recognized no interest and penalties.

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2024	2023
Common shares issuable upon exercise of options	-	-
Common shares issuable upon conversion of preferred stock	2,418,275	2,100,870
Total potentially dilutive shares	2,418,275	2,100,870

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

Note 4 – Non-Convertible Notes

On August 26, 2024, the Company entered into a Promissory Note with a related-party, Westside Strategic Partners, LLC, which is controlled by one of the Company’s directors, Robert Haag. The note is in the principal amount of $60,000 and carries an interest rate of 10% per annum. The note matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the nine months ended September 30, 2024, the Company received $60,000 from the issuance of the note. During the three and nine months ended September 30, 2024, the note incurred interest of $575. As of September 30, 2024, the note had outstanding principal amount and accrued interest of $60,000 and $575, respectively. On October 30, 2024, the Company repaid principal of $60,000 together with accrued interest of $1,068. The note is retired.

On September 24, 2024, the Company entered into a Promissory Note with a related-party, Westside Strategic Partners, LLC, which is controlled by one of the Company’s directors, Robert Haag. The note is in the principal amount of $80,000 and carries an interest rate of 10% per annum. The note matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the nine months ended September 30, 2024, the Company received $80,000 from the issuance of the note. During the three and nine months ended September 30, 2024, the note incurred interest of $132. As of September 30, 2024, the note had outstanding principal amount and accrued interest of $80,000 and $132, respectively. On October 30, 2024, the Company repaid principal of $80,000 together with accrued interest of $789. The note is retired.

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

On March 15, 2024, the Company issued 2,765 Series A shares as a dividend.

On June 15, 2024, the Company issued 2,819 Series A shares as a dividend.

On September 15, 2024, the Company issued 2,874 Series A shares as a dividend.

On September 20, 2024, the Company converted 187 Series A shares into 2,809 common shares.

At September 30, 2024 and December 31, 2023, the Company had 150,485 and 142,769 Series A preferred shares issued and outstanding, respectively.

Series B Preferred

On March 5, 2024, the Company submitted a Certificate of Designation to the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred (“Series B Preferred”). Each shareholder shall have the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into the number of shares of Common Stock. Each share of Series B Preferred initially converts into 10 shares of Common Stock at a reference rate of $5.00 per share of Common Stock subject to adjustments.

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

During the nine months ended September 30, 2024, the Company issued 16,100 Series B shares for cash proceeds of $805,000, less issuance costs of $25,000

On June 15, 2024, issued 4,647 common shares with a value of $18,588 as a dividend for the Series B.

On September 15, 2024, issued 3,802 common shares with a value of $20,531 as a dividend for the Series B.

At September 30, 2024 and December 31, 2023, the Company had 16,100 and 0 Series B preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. At September 30, 2024 and December 31, 2023, the Company had 7,750,342 and 7,656,488 shares issued and outstanding, respectively.

During the nine months ended September 30, 2024, the Company issued 38,000 shares of common stock with a fair market value of $194,930 for services rendered and to be rendered to the Company.

During the nine months ended September 30, 2024, the Company issued 36,256 shares of common stock for proceeds of $160,218, net offering expenses of $1,789.

During the nine months ended September 30, 2024, the Company issued 11,149 shares of common stock for the conversion of 743 shares of Series A preferred.

During the nine months ended September 30, 2024, the Company issued 8,459 common shares with a value of $8,453 as a dividend for the Series B.

During the three months ended September 30, 2024 and 2023, the Company realized losses of $0 and $392,660 respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. During the nine months ended September 30, 2024 and 2023, the Company realized losses of $0 and $392,660 respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. From September 1 to 14, 2023, the Company entered into Waiver Agreements with certain investors pursuant to which the Investors waived certain liquidated damages owed to the Investors by the Company in exchange for the issuance to the Investors by the Company of 130,259 and 6,579 shares of common and Series A preferred stock, par value $0.001 and $0.001 per share, respectively. As of September 30, 2024 and December 31, 2023, the accrued liquidated damages with accrued interest is $0 and $0, respectively.

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

On June 15, 2024, Isaac Dietrich received a dividend of 15 shares of Series A Preferred Stock, per the terms of its Certificate of Designation.

On June 15, 2024, Westside received a dividend of 591 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On August 26, 2024, Westside entered into a Promissory Note with the Company for $60,000 (“First Westside Note”). The First Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the three months ended September 30, 2024, $575 in interest accrued on the First Westside Note. On October 30, 2024, the Company repaid principal of $60,000 together with accrued interest of $1,068. The First Westside Note is retired.

On September 15, 2024, Joanna Massey received a dividend of 30 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On September 15, 2024, Westside received a dividend of 603 shares of Series A Preferred Stock, per the terms of the Company’s Certificate of Designation.

On September 15, 2024, Westside received 236 common shares for a dividend for the Series B Preferred Stock, per the terms of the Company’s Certificate of Designation.

On September 15, 2024, Joanna Massey received 189 common shares for a dividend for the Series B Preferred Stock, per the terms of the Company’s Certificate of Designation.

On September 15, 2024, Isaac Dietrich received a dividend of 15 shares of Series A Preferred Stock, per the terms of its Certificate of Designation.

On September 24, 2024, Westside entered into a Promissory Note with the Company for $80,000 (“Second Westside Note”). The Second Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the three months ended September 30, 2024, $132 in interest accrued on the Second Westside Note. On October 30, 2024, the Company repaid principal of $80,000 together with accrued interest of $789. The Second Westside Note is retired.

On October 21, 2024, Westside entered into a Promissory Note with the Company for $50,000 (“Third Westside Note”). The Third Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) November 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. On October 30, 2024, the Company repaid principal of $50,000 together with accrued interest of $123. The Third Westside Note is retired

On October 28, 2024, Westside entered into a Promissory Note with the Company for $20,000 (“Fourth Westside Note”). The Fourth Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) November 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. On October 30, 2024, the Company repaid principal of $20,000 together with accrued interest of $11. The Fourth Westside Note is retired

Note 8 – Stock Options

Our Stockholders approved our 2024 Equity Incentive Plan (the “Plan”) in May 2024. In July 2024, our Stockholders amended the Plan to increase the number of shares issuable thereunder to 2,000,000.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

Director Appointments

Effective October 28, 2024, Dr. Joanna Massey, Paul Dickman and Isaac Dietrich were appointed to Thumzup’s Board of Directors. Dr. Massey and Mr. Dickman are independent, as defined in the Nasdaq listing rules.

Entry into Underwriting Agreement

On October 28, 2024, Thumzup Media Corporation (the “Company”), entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment public offering (the “Offering”), an aggregate of 1,425,000 of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $5.00 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-279828), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 30, 2024, as amended, and which was declared effective by the Commission on October 28, 2024.

The Underwriting Agreement contains customary representations and warranties that the parties thereto made to, and solely for the benefit of, the other party in the context of all of the terms and conditions of that Underwriting Agreement and in the context of the specific relationship between the parties. The provisions of the Underwriting Agreement and schedules and exhibits thereto, including the representations and warranties contained therein respectively, are not for the benefit of any party other than the parties to such documents and agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and agreements. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the Commission.

On October 30, 2024, the Company closed the Offering. The total gross proceeds to the Company from the Offering, not including the exercise of the underwriter’s over-allotment option, and before deducting discounts and expenses, were approximately $7,125,000. A final prospectus relating to this Offering was filed with the Commission on October 30, 2024. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “TZUP” on October 29, 2024.

On November 1, 2024, Dawson James Securities, Inc., the underwriter of its previously announced public offering that closed on October 30, 2024, fully exercised its overallotment option to purchase an additional 213,750 shares at $5.00 per share, increasing the total shares sold to 1,638,750 and gross proceeds to approximately $8.2 million.

Bridge Note Repayment

On October 30, 2024, Thumzup repaid Westside Strategic Partners, LLC, of which a Company director Robert Haag, serves as managing member for four bridge notes in the aggregate principal amount of $210,000, together with accrued interest of $1,992. The bridge notes are retired.

Grant of Stock Options

On October 28, 2024, the Company issued Stock Option Agreements under its 2024 Equity Incentive Plan to two officers (“Officer Stock Option Agreements”). The Officer Stock Option Agreements are for an aggregate of 650,000 option shares and have a $5.00 strike price (“Option Shares”). The Officer Stock Option Agreements vest in four equal tranches, each consisting of 25% of the Option Shares, on the first day of each of January in 2025, 2026, 2027, and 2028.

On October 28, 2024, the Company issued Stock Option Agreements under its 2024 Equity Incentive Plan to three directors (“Directors Stock Option Agreements”). The Directors Stock Option Agreements are for an aggregate of 378,000 option shares, have a $5.00 strike price, and vested immediately (“Option Shares”). Should a Director resign or be removed prior to completing full 12 month term, the remaining portion of the options that the Director was entitled to shall be clawed back pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board of Directors.

On October 30, 2024, Thumzup issued Stock Option Agreements under its 2024 Equity Incentive Plan to nine non-executive and non-director employees and contractors (“Employee Stock Option Agreements”). The Employee Stock Option Agreements are for an aggregate of 155,000 option shares and have a $5.47 strike price (“Option Shares”). The Employee Stock Option Agreements vest in four equal tranches, each consisting of 25% of the Option Shares, on the first day of each of January in 2025, 2026, 2027, and 2028.

Robert Steele, Executive Employment Agreement

On May 30, 2024, the Company and Mr. Steele entered into an Executive Employment Agreement, which, among other things, employs Mr. Steele as the Chief Executive Officer of the Company. Effective upon the listing of the Company’s common stock on a national stock exchange, Mr. Steele will be paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, the Executive’s Base Salary will increase from $168,000 to $250,000, effective upon the Company’s achievement of $100,000 net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, (ii) the Executive’s Base Salary will increase to $350,000 upon the Company achieving $250,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, and (iii) effective upon the Company’s receipt of an aggregate of $800,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, the Base Salary will increase to $500,000. The Company shall pay Executive a past performance bonus of $50,000 within 5 days of up-listing to a national stock exchange (i.e., Nasdaq), provided that Executive is employed by the Company at the time of the up-listing.

Isaac Dietrich, Executive Employment Agreement

On May 30, 2024, the Company and Mr. Dietrich entered into an Executive Employment Agreement, which, among other things, employes Mr. Dietrich as the Chief Financial Officer of the Company effective upon the listing of the Company’s common stock on a national stock exchange. Mr. Dietrich will be paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, the Executive’s Base Salary will increase from $168,000 to $250,000, effective upon the Company’s achievement of $100,000 net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, (ii) the Executive’s Base Salary will increase to $250,000 upon the Company achieving $250,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, and (iii) effective upon the Company’s receipt of an aggregate of $800,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, the Base Salary will increase to $350,000. The Company shall pay Executive a past performance bonus of $25,000 within 5 days of up-listing to a national stock exchange (i.e., Nasdaq), provided that Executive is employed by the Company at the time of the up-listing.

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

Since May of 2024, Thumzup has expanded its AdTech platform to include Hollywood and Beverly Grove, significantly broadening its influence across Greater Los Angeles. This expansion is designed to revolutionize how local businesses engage with potential and current customers through enhanced social media interaction.

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
(8)	https://www.emarketer.com/content/us-time-spent-with-media-2021-update

New Advisory Board Member

Thumzup® has expanded its Advisory Board with the appointment of Jon Bond, co-founder of Kirshenbaum Bond & Partners. Known for his work in innovative marketing strategies, Jon brings a wealth of expertise and a track record to the Thumzup® team. His extensive background in guerrilla marketing and digital advertising will be crucial as Thumzup® continues to grow its platform. Jon will play a key role in guiding strategic marketing initiatives and leveraging emerging advertising technologies to further Thumzup®’s market position.

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

Key Metrics as of November 8, 2024

Thumzup has paid out on 25,996 approved posts to 1,472 Thumzup users regarding 559 advertisers since inception.

Thumzup advertisers have grown by a 209% CAGR since November 8, 2023.

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

The Company is a beginning revenue, software and services company that has primarily relied on equity funding for its operations. At September 30, 2024 and December 31, 2023, the Company had cash balances of $110,246 and $259,212, respectively. For the nine months ended September 30, 2024 and 2023, the Company used $1,053,175 and $1,911,767 in operating activities, respectively. The Company has an accumulated deficit at September 30, 2024 and December 31, 2023 of $7,038,071 and $5,691,803 respectively, and the Company may need to raise additional funding in order to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following table sets forth certain selected unaudited condensed statements of operations data for the three months ended September 30, 2024 and 2023.

	For the Three Months ended
	September 30, 2024	September 30, 2023	$ Change	%Change
Revenues	$150	$72	$78	108.33%

Operating Expenses	442,847	718,517	(275,670)	(38.37)%

Loss from Operations	(442,697)	(718,445)	275,748	(38.38)%

Other Income (Expense)	859	(392,665)	393,524	(100.22)%

Net Income (Loss) Available to Common Stockholders	$(464,837)	$(1,113,781)	$648,944	(58.26)%

Revenues

The Company generated revenues of $150 and $72 for the three months ended September 30, 2024 and 2023, respectively, an increase of $78. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the three months ended September 30, 2024 and 2023, the Company incurred operating expenses of $442,847 and $718,517, respectively, a decrease of $275,670. The decrease in operating expenses was caused by: marketing expenses decreasing $131,603 from $228,685 during the three months ended September 30, 2023 to $97,082 during the same period in 2024, general and administrative expenses decreasing $52,785 from $321,352 during the three months ended September 30, 2023 to $268,567 during the same period in 2024, depreciation and amortization expenses increasing $18,786 from $8,560 during the three months ended September 30, 2023 to $27,346 during the same period in 2024, offset by a decrease in software research development expenses of $110,068 from $159,920 during the three months ended September 30, 2023 to $49,852 during the same period in 2024. The decrease in operating expenses is a result of the Company better managing its overhead and cashflows.

Net Loss from operations

The Company realized a net loss from operations of $442,697 and $718,445 for the three months ended September 30, 2024 and 2023, respectively, an decrease of $275,748 for the reasons stated above.

Other expenses

For the three months ended September 30, 2024 and 2023, the Company had $0 and $(364,729) in liquidated damages expense, respectively. For the three months ended September 30, 2024 and 2023, the Company had $859 and $(27,937) in interest income and expense, respectively, primarily related to interest on the liquidated damages in 2023.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $464,837 and $1,113,781 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $648,944 for the reasons stated above.

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following table sets forth certain selected unaudited condensed statements of operations data for the nine months ended September 30, 2024 and 2023.

	For the Nine Months ended
	September 30, 2024	September 30, 2023	$ Change	%Change
Revenues	$585	$2,422	$(1,837)	(75.85)%

Operating Expenses	1,300,292	2,149,445	(849,153)	(39.51)%

Loss from Operations	(1,299,707)	(2,147,023)	847,316	(39.46)%

Other Income (Expense)	2,147	(794,813)	796,960	(100.27)%

Net Income (Loss) Available to Common Stockholders	$(1,346,269)	$(2,949,450)	$1,603,181	(54.36)%

Revenues

The Company generated revenues of $585 and $2,422 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,837. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the nine months ended September 30, 2024 and 2023, the Company incurred operating expenses of $1,300,292 and $2,149,445, respectively, a decrease of $849,153. The decrease in operating expenses was caused by: costs of revenues decreasing by $116 from $116 during the nine months ended September 30, 2023 to $0 during the same period in 2024, marketing expenses decreasing $504,837 from $750,359 during the nine months ended September 30, 2023 to $245,522 during the same period in 2024, general and administrative expenses decreasing $54,084 from $904,406 during the nine months ended September 30, 2023 to $850,322 during the same period in 2024, depreciation and amortization expenses increasing $50,852 from $16,657 during the nine months ended September 30, 2023 to $67,509 during the same period in 2024, offset by a decrease in software research development expenses of $340,967 from $477,906 during the nine months ended September 30, 2023 to $136,939 during the same period in 2024. The decrease in operating expenses is a result of the Company better managing its overhead and cashflows.

Net Loss from operations

The Company realized a net loss from operations of $1,299,707 and $2,147,023 for the nine months ended September 30, 2024 and 2023, respectively, an decrease of $847,316 for the reasons stated above.

Other expenses

For the nine months ended September 30, 2024 and 2023, the Company had $0 and $731,652 in liquidated damages expense, respectively. For the nine months ended September 30, 2024 and 2023, the Company had $2,147 and $63,161 in interest income and expense, respectively, primarily related to interest on the liquidated damages in 2023.

Net Loss available to common shareholders

The Company realized a net loss available to common shareholders of $1,346,269 and $2,949,450 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,603,181 for the reasons stated above.

Liquidity and capital resources

As of September 30, 2024 and December 31, 2023, the Company had cash in the amount of $110,246 and $259,212, respectively. As of September 30, 2024 and December 31, 2023, the Company had stockholders’ equity of $187,964 and $349,327, respectively.

The Company’s accumulated deficit was $7,038,071 and $5,691,803 as of September 30, 2024 and December 31, 2023, respectively.

The Company used net cash in operations of $1,053,175 and $1,911,767 for nine months ended September 30, 2024 and 2023, respectively.

Net cash used in investing activities for nine months ending September 30, 2024 and 2023 was $177,017 and $114,640, respectively. During the nine months ended September 30, 2024, there were $175,770 in capitalized development costs and $1,247 used for the purchase of equipment. During the nine months ended September 30, 2023, there were $108,313 in capitalized development costs and $6,327 used for the purchase of equipment.

Net cash provided by financing activities was $1,081,228 for the nine months ended September 30, 2024, comprised of $140,000 from the issuance of non-convertible notes, $805,000 from the sale of preferred stock – Series B, less offering costs of $25,000 and $161,228 net proceeds from the sale of common stock.. Net cash provided by financing activities was $1,017,304 for the nine months ended September 30, 2023, comprised of $33,000 from the sale of common stock related to the sale of common stock in a prior period and $984,304 from the Company’s offering under Regulation A+, net offering costs of $9,946.

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Cybersecurity

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Recent Developments

The Company has entered into several material agreements during the most recent fiscal quarter. References in this section to any of our contracts or other documents are not necessarily complete, and each such reference is qualified in all respects by reference to the full text of such contract or other document filed as an exhibit to the relevant Current Report on Form 8-K.

Entry into Underwriting Agreement

On October 28, 2024, Thumzup Media Corporation (the “Company”), entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment public offering (the “Offering”), an aggregate of 1,425,000 of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $5.00 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-279828), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 30, 2024, as amended, and which was declared effective by the Commission on October 28, 2024.

The Underwriting Agreement contains customary representations and warranties that the parties thereto made to, and solely for the benefit of, the other party in the context of all of the terms and conditions of that Underwriting Agreement and in the context of the specific relationship between the parties. The provisions of the Underwriting Agreement and schedules and exhibits thereto, including the representations and warranties contained therein respectively, are not for the benefit of any party other than the parties to such documents and agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and agreements. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the Commission.

On October 30, 2024, the Company closed the Offering. The total gross proceeds to the Company from the Offering, not including the exercise of the underwriter’s over-allotment option, and before deducting discounts and expenses, were approximately $7,125,000. A final prospectus relating to this Offering was filed with the Commission on October 30, 2024. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “TZUP” on October 29, 2024.

The foregoing summary of the terms of the Underwriting Agreement is subject to, and qualified in its entirety by reference to a copy of the Underwriting Agreement that is filed as Exhibit 1.1 to the relevant Current Report on Form 8-K.

Grant of Stock Options

On October 30, 2024, Thumzup issued Stock Option Agreements under its 2024 Equity Incentive Plan to nine non-executive and non-director employees and contractors (“Stock Option Agreements”). The Stock Option Agreements are for an aggregate of 155,000 option shares and have a $5.47 strike price (“Option Shares”). The Stock Option Agreements vest in four equal tranches, each consisting of 25% of the Option Shares, on the first day of each of January in 2025, 2026, 2027, and 2028.

Robert Steele, Executive Employment Agreement

On May 30, 2024, the Company and Mr. Steele entered into an Executive Employment Agreement, which, among other things, employs Mr. Steele as the Chief Executive Officer of the Company. Effective upon the listing of the Company’s common stock on a national stock exchange, Mr. Steele will be paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, the Executive’s Base Salary will increase from $168,000 to $250,000, effective upon the Company’s achievement of $100,000 net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, (ii) the Executive’s Base Salary will increase to $350,000 upon the Company achieving $250,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, and (iii) effective upon the Company’s receipt of an aggregate of $800,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, the Base Salary will increase to $500,000. The Company shall pay Executive a past performance bonus of $50,000 within 5 days of up-listing to a national stock exchange (i.e., Nasdaq), provided that Executive is employed by the Company at the time of the up-listing.

Isaac Dietrich, Executive Employment Agreement

On May 30, 2024, the Company and Mr. Dietrich entered into an Executive Employment Agreement, which, among other things, employes Mr. Dietrich as the Chief Financial Officer of the Company effective upon the listing of the Company’s common stock on a national stock exchange. Mr. Dietrich will be paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, the Executive’s Base Salary will increase from $168,000 to $250,000, effective upon the Company’s achievement of $100,000 net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, (ii) the Executive’s Base Salary will increase to $250,000 upon the Company achieving $250,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, and (iii) effective upon the Company’s receipt of an aggregate of $800,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, the Base Salary will increase to $350,000. The Company shall pay Executive a past performance bonus of $25,000 within 5 days of up-listing to a national stock exchange (i.e., Nasdaq), provided that Executive is employed by the Company at the time of the up-listing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

a) Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of September 30, 2024 as described below.

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

Based upon the assessments, management has concluded that as of September 30, 2024, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

During the three months ended September 30, 2024, there were 2,000 shares of common stock issued for services rendered with a value of $10,598.

During the three months ended September 30, 2024, there were 3,802 shares of common stock issued a dividend on its Series B Preferred Shares with a value of $20,125.

During the three months ended September 30, 2024, there were 2,809 shares of common stock issued for the conversion of 187 Series A Preferred Shares.

During the three months ended September 30, 2024, there were 2,874 shares of Series A Preferred shares issued as a dividend on its Series A Preferred Shares with a value of $2,874.

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
Robert Steele
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024

By:	/s/ Isaac Dietrich
Isaac Dietrich
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2024

