Form 10-K
period 2024-12-31
THUMZUP MEDIA Corp
filed 2025-03-11
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42388

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $11,794,114 as of June 30, 2024.

As of March 10, 2025, there were 9,426,502 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for our 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

THUMZUP MEDIA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

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

Because we can issue additional shares of Common Stock, purchasers of our Common Stock may incur immediate dilution and experience further dilution.

As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

You could lose some or all of your investment.

We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

Risks Related to Our Bitcoin Strategy and Holdings

Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our listed securities.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

The availability of spot exchange-traded products (“ETPs”) for bitcoin and other digital assets may adversely affect the market price of our listed securities.

Our bitcoin strategy subjects us to enhanced regulatory oversight.

Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Our bitcoin strategy exposes us to risk of non-performance by counterparties.

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

(1)	https://meetanshi.com/blog/display-advertising-statistics/)

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

The average American adult spent 7 hours and 58 minutes per day using digital media in 2020 according to a 2020 eMarketer Report(8). The amount of daily usage has increased significantly since 2019, again according to an eMarketer Report(8),, and the Company believes such usage will continue to accelerate. The Company empowers businesses that want to interact with these Creators and provides tools and data so they can increase consumer awareness and expand their customer bases.

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

For this reason, Thumzup recently announced its integration with X and TikTok into its proprietary platform(9). Thumzup’s launch on X Corp signifies a quantum leap in Thumzup’s mission to revolutionize advertising. By merging Thumzup’s innovative tools with X’s massive audience, the Company believes they can deliver strong opportunities for brands to scale their visibility and engagement at new levels.

With over 1.5 billion monthly active users, TikTok’s explosive engagement metrics position it as a premier venue for impactful brand visibility and customer connection. These statistics illustrate TikTok’s effectiveness in brand discovery and user action, with 61% of users reporting discovering new brands and products, and 92% taking action such as sharing, commenting, following, or liking content. Once implemented, Thumzup’s integration with TikTok is poised to significantly broaden its addressable market, leveraging TikTok’s unparalleled reach and engagement to drive enhanced advertiser access(10),.

Additionally, Thumzup announced the beta launch of its highly anticipated video capabilities, including integration with Instagram Reels11),.The addition of the Company’s new video posting feature provides users with multiple ways to engage and share content, building upon its successful track record with single-photo posts.

The Company is an early-stage entity building a new real-time platform which enables Advertisers to pay their customers and fans cash for their positive social media posts about their products and services, which in turn supports those people who earn money from various gig economy opportunities. The Company believes that acceptance of its App and subsequent revenue growth can be driven by empowering everyday people to make money by posting about brands and services that they already find enjoyable and attractive on social media. The Company believes that the Thumzup® App is a conduit for Advertisers to connect directly with consumers. The Company will need to secure enough advertisers to make the App an attractive platform for adoption and scalability, and to ensure that the platform is interesting enough for the Creators to return to on a regular basis. No assurance can be given that the Company will be able to achieve these results.

(2)	https://www.nielsen.com/news-center/2015/still-recommended-by-friends-and-relatives-the-most- authentic-advertising-according-to-consumers-the-most-trusted-on-brand-websites/
(3)	https://emplifi.io/resources/blog/the-user-generated-content-stats-you-need-to-know?utm_source=pixlee.com
(4)	https://morningconsult.com/wp-content/uploads/2019/11/The-Influencer-Report-Engaging-Gen-Z-and-Millennials.pdf
(5)	https://www.cnn.com/business/newsfeeds/globenewswire/7812666.html
(6)	https://www.bankrate.com/personal-finance/social-media-survey/
(7)	https://www.retaildive.com/news/generation-z-social-media-influence-shopping-behavior-purchases-tiktok- instagram/652576/
(8)	https://www.emarketer.com/content/us-time-spent-with-media-2021-update
(9)	https://www.businesswire.com/news/home/20241205736116/en/Thumzup-Plans-Integration-of-Proprietary-Advertising-Platform-with-TikTok-to-Significantly-Expand-Potential-Social-Media-Market-Reach &
(10)	https://www.businesswire.com/news/home/20241211121196/en/Thumzup-Launches-on-X-Corp-Transforming-Social-Media-Advertising-Potential-with-Access-to-Over-535M-Active-Users
(11)	https://www.globenewswire.com/news-release/2024/11/12/2979217/0/en/Thumzup-Launches-Video-Capabilities-and-Integration-with-Instagram-Reels.html
(12)	https://www.globenewswire.com/news-release/2024/11/22/2986012/0/en/Thumzup-Achieves-202-Growth-in-Advertisers-on-Proprietary-Technology-Platform-Through-October-2024.html

The Industry - Social Media Marketing and Advertising

The Company believes that it is developing a new form of social media marketing that does not currently exist, therefore existing descriptions of market size and penetration are not directly applicable. As Thumzup® matures, the Company believes there will be other competitors in this new market of paying non-professional advocates to tell their friends about products they love on social media at the point-of-sale. The closest existing market that is similar to Thumzup’s market is the rapidly growing subset of online advertising called “influencer marketing.” More than 75% of brands have a dedicated budget for influencer marketing according to a 2022 Harvard Business Review Study (9). As social media influencers become more plentiful and proven, advertising spending has increased in this space. According to Allied Research, the influencer marketing market generated $16.5 billion in 2022 and is estimated to reach $199.6 billion by 2032, exhibiting a CAGR of 28.6% from 2023 to 2032(10). Influencer marketing is new but it is here to stay, Harvard Business Review did a study to prove this and stated “the strategy can in fact yield positive ROI(9).”

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

(9)	https://hbr.org/2022/11/does-influencer-marketing-really-pay-off
(10)	https://www.prnewswire.com/news-releases/influencer-marketing-market-to-reach-199-6-billion-globally- by-2032-at-28-6-cagr-allied-market-research-301987451.html

Social Media Marketing Software Technology

The Company’s Services

The Thumzup® mobile App enables Creators to select from brands advertising on the App and get paid to post about the Advertiser on social media. Once the Thumzup® Creator selects the brand and takes a photo using the Thumzup® App, the Thumzup® App posts the photo and a caption to the Creator’s social media accounts. The Advertiser then reviews and approves the post for payment and the Creator can cash out whenever they choose through popular digital payment systems. For the Advertiser, the Thumzup® system enables brands to get the general public who are not professional influencers to promote their products and services to their friends, rather than display ads which marketers realize are less effective.

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

The Thumzup® thumb logo “ ” is a registered trademark owned by Thumzup® Media Corporation, Reg. No. 6,842,424, registered Sep. 13, 2022. On April 13, 2021, the Company filed a trademark application ser. No. 90642789 with the U.S. Patent and Trademark Office (“USPTO”) for the word mark THUMZUP, which was granted registration on June 21, 2022, resulting in reg. no. 6764158. Also on April 13, 2021, the Company filed a trademark application ser. No. 90642848 for the Thumzup® logo, featuring a stylized hand with an upwardly extended thumb. Meta Platforms, Inc. (which owns and operates Facebook and Instagram) initially filed opposition to the logo on June 30, 2022. Thumzup® agreed to not use the logo as a reaction to a post and Meta Platforms, Inc. subsequently withdrew their opposition on August 5, 2022 and it was dismissed without prejudice.

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

This past year, Thumzup announced it will soon offer payments in Bitcoin to its gig economy workforce through its recently launched Account Specialist Program (ASP)(1). This move reflects Thumzup’s commitment to innovative compensation solutions and its recognition of the growing demand for cryptocurrency payments among gig workers. Furthermore, the Company’s Board of Directors approved the purchase of up to $1 million in Bitcoin(2).

The Thumzup® App can also facilitate digital word of mouth recommendations of products and services from people who do not need to make extra money doing gigs, who are in fact quite affluent. The Company believes that many people who are well off may also use the App to recommend products and services to their network of friends on social media, many of whom may also be affluent.

(1)	https://www.globenewswire.com/news-release/2024/11/19/2983475/0/en/Thumzup-to-Use-Bitcoin-for-Payments-to-Gig-Economy-Workers.html
(2)	https://www.globenewswire.com/news-release/2024/11/15/2981922/0/en/Thumzup-Board-of-Directors-Approves-Bitcoin-as-Treasury-Reserve-Asset.html

Key Metrics as of March 4, 2025

Thumzup has paid out on 28,082 approved posts to 1,592 Thumzup users regarding 746 advertisers since inception.

Thumzup advertisers have grown by a 238% CAGR since March 4, 2024.

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

Nevertheless, the influencer marketing industry segments are rapidly evolving and competitive, and the Company expects competition to intensify in the future with the emergence of new technologies and market entrants. The Company’s competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, established marketing relationships with, and access to, large existing advertisers and user bases, and substantially greater financial, technical and other resources. These competitors may use these advantages to offer apps or other products similar to the Company’s at a lower price, develop different products to compete with the Company’s current solutions and respond more quickly and effectively than the Company does to new or changing opportunities, technologies, standards or client requirements particularly across different cities and geographical regions. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against the Company in markets in which it operates in the future. The Company believes its ability to compete successfully for users, content, and advertising and other customers depends upon many factors both within and beyond the Company’s control, including:

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

As of March 1, 2025, The Company has nine (9) full-time employees, as well as eighteen (18) marketing, sales, and operations independent contractors. The Company also utilizes the services of approximately eight (8) contract software developers. Seven (7) of these software developers are third-party contractors and are located outside the United States.

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

The Company has principally funded its operations through the sale of equity and equity instruments, including sales of common stock of $7,339,477 and $1,573,891, net offering costs, along with sales of preferred stock of $805,000 and $0, during the years ended December 31, 2024 and 2023, respectively. As the Company moves forward in developing its technology and commercializing the Thumzup® mobile application (the “Thumzup® App” or “App”), or as it responds to potential opportunities and/or adverse events, the Company’s working capital needs may change. Pending its ability to generate adequate cash flow, as to which no assurance can be given, the Company likely will continue to incur significant losses in the foreseeable future for various reasons, including unforeseen expenses, difficulties, complications, and delays, and other unknown events. As a result, the Company will require additional funding to sustain its ongoing operations and to continue its research and development activities. The Company cannot assure that its available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures through any period of twelve months.

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

For the year ended December 31, 2024, we incurred a net loss available to shareholders of $3,999,905 primarily due to software research and development expenses of $244,909, marketing expenses of $1,395,961, and general and administrative expenses of $653,611. For the year ended December 31, 2023, we incurred a net loss available to shareholders of $3,324,180 primarily due to software research and development expenses of $513,088, marketing expenses of $855,270, professional and consulting expenses of $727,554, and general and administrative expenses of $395,624.

The Company may not generate sufficient cash flows to cover its operating expenses.

As noted previously, the Company has incurred operating losses since inception and expects to continue to incur losses as a result of expenses related to research and continued development of its technology, marketing expense, and corporate general and administrative expenses.

The Company has principally funded its operations through the sale of equity and equity instruments, including sales of common stock of $7,339,477 and $1,573,891, net offering costs, along with sales of preferred stock of $805,000 and $0, during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had total Shareholders’ equity of $4,767,261, an accumulated deficit of $9,691,708, and cash and cash equivalents of approximately $4,680,840. Although the Company had cash on hand of $4,680,840 as of December 31, 2024, there is no assurance that these funds will prove adequate beyond twelve months.

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

The Company’s continued success will depend, to a significant extent, on the services of its Directors, executive management team, and key personnel – including Chairman and Chief Executive Officer Robert Steele. If one or more of these individuals were to leave, there is no guarantee the Company could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss or unavailability of any or all of these individuals could harm the Company’s ability to execute its business plan, maintain important business relationships and complete certain product development initiatives, which would have a material adverse effect on its business, results of operations and financial conditions.

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

The Company was formed in Nevada in October 2020 and will encounter difficulties, including unforeseen difficulties as an early-stage company in establishing the credibility of its brand and service.

The Company will incur net losses in the foreseeable future if it is unable to anticipate market trends and match its service offerings to market patterns. The Company’s business strategy is unproven, and it may not be successful in addressing early-stage challenges, such as establishing the Company’s position in the market and developing effective marketing of its Thumzup® App. To implement its business plan, the Company may be required to obtain additional financing but cannot guaranty that such additional financing will be available.

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

As a result, the Company may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause the Company’s net losses in a given period to be greater than expected and could further cause continuing greater losses period over period.

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

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on a national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Because we can issue additional shares of Common Stock, purchasers of our Common Stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 250,000,000 shares of Common Stock, of which 9,426,502 shares of Common Stock are issued and outstanding as of March 4, 2025. Our Board of Directors has the authority to cause us to issue additional shares of Common Stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our Common Stock.

As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

As a newly Nasdaq-listed public company, we will incur material additional legal, accounting and other expenses including recruiting and retaining qualified independent directors, payment of annual Nasdaq fees, and satisfying Nasdaq’s standards for companies listed with it. Because our common stock is listed on the Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, our common stock may be delisted. If we fail to meet any of the Nasdaq’s listing standards, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

You could lose some or all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose some or all of your investment.

We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

We qualify as a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are entitled to rely on certain reduced disclosure requirements, such as an exemption from providing executive compensation information in our periodic reports and proxy statements. We are also exempt from the auditor attestation requirements provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock prices may be more volatile.

Risks Related to Our Bitcoin Strategy and Holdings

Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin.

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $105,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Annual Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our listed securities. See “Risks Related to Our Bitcoin Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our assets are concentrated in bitcoin. The vast majority of our assets are concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We purchase bitcoin using primarily proceeds from equity and debt financings. Our ability to achieve the objectives of our bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our bitcoin strategy.

Our bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decrease or our bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin, or delaying or hindering our access to our bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet. As described in greater detail under the risk factor heading “Risks Related to Our Business in General—Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would

●	be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) claimants following proceedings related to a 2016 hack of Bitfinex—which claims are currently being adjudicated, (c) the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) the Northern District Court of California granting the U.S. Department of Justice in January 2025 the right to liquidate 69,370 bitcoin seized from the Silk Road marketplace; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of bitcoin;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;

●	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset

●	custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;

●	transaction congestion and fees associated with processing transactions on the Bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we adopted as of January 1, 2025.

We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin).

ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, and in particular due to our adoption of ASU 2023-08, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot ETPs for bitcoin and other digital assets may adversely affect the market price of our listed securities

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our common stock relative to the value of our bitcoin.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our class A common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our bitcoin strategy subjects us to enhanced regulatory oversight

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

Although our bitcoin holdings do not currently serve as collateral securing any of our outstanding indebtedness as of December 31, 2024, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, an affiliate of HSBC Holdings has prohibited customers of its HSBC InvestDirect retail investment platform from buying shares of our class A common stock after determining that the value of our stock is related to the performance of bitcoin, indicating that it did not want to facilitate exposure to virtual currencies.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy

As of March 3, 2025, we held approximately 19.11 bitcoins that were acquired at an aggregate purchase price of $2.00 million and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin strategy. The price of bitcoin experienced a significant decline in 2022, and this had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of December 31, 2024, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2024, two of the eight largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Substantially all of the bitcoin we own is held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market for bitcoin), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of December 31, 2024, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities

Our assets are concentrated in our bitcoin holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no shareholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin.

Our bitcoin strategy exposes us to risk of non-performance by counterparties

Our bitcoin strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

ITEM 2. PROPERTIES.

We do not own or lease any real property. We rent our offices on a month-to-month basis. Our headquarters and business mailing address is 11845 W. Olympic Blvd, Ste 1100W #13, Los Angeles, CA 90064. Our Miami field office address is 1815 Purdy Ave., Miami Beach, FL 33139.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “TZUP.”

As of March 4, 2025, there were 9,426,502 shares of the registrant’s common stock outstanding.

Holders of Record

As of March 4, 2025 there were 259 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Securitize (Pacific Stock Transfer), located at 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share.

All outstanding shares of our common stock are fully paid and nonassessable. The following summarizes the rights of holders of our common stock:

●	a holder of common stock is entitled to one vote per share on all matters to be voted upon generally by the shareholders and are not entitled to cumulative voting for the election of directors;

●	subject to preferences that may apply to shares of preferred stock outstanding, the holders of common stock are entitled to receive lawful dividends as may be declared by our board of directors;

●	upon our liquidation, dissolution or winding up, the holders of shares of common stock are entitled to receive a pro rata portion of all our assets remaining for distribution after satisfaction of all our liabilities and the payment of any liquidation preference of any outstanding preferred stock;

●	there are no redemption or sinking fund provisions applicable to our common stock; and

●	there are no preemptive, subscription or conversion rights applicable to our common stock.

Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of blank check preferred stock, par value $0.001 per share, of which 1,000,000 have been designated as Series A Preferred Convertible Voting stock. As of March 4, 2025, 153,411 shares of Series A Preferred Convertible Voting stock were issued and outstanding. All outstanding shares of the Company’s Common Stock and Series A Preferred Convertible Voting Stock are duly authorized, validly issued, fully-paid and non-assessable. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Our Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges And Restrictions of Series B Convertible Voting Stock. Authorizes the issuance of 40,000 shares of Series B Convertible Voting Stock, par value $0.001. As of March 4, 2025, 15,700 shares of the Company’s Series B Convertible Voting stock were issued and outstanding. All outstanding shares of the Company’s Series B Preferred Convertible Voting Stock are duly authorized, validly issued, fully-paid and non-assessable. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Series B Preferred Offering

The Company recently raised $805,000 in a Series B Preferred offering during the period March - May 2024. Each share of Series B Preferred cost $50 and initially converts into 10 shares of common stock and pays a 10% dividend on a quarterly basis and has downside price protection. Once the company up-lists on a National Stock Exchange, the Series B Preferred converts at a 20% discount to the price of the offering in this S-1 and the downside price protections are eliminated. There is a call provision that goes into effect six (6) months from the listing on a National Exchange, that if the common stock trades at a 100% premium to the conversion price for 10 days or more, the Company can force the conversion of the Series B Preferred into common stock. The Company has agreed to pay the costs of Rule 144 legal opinions for the holders of the Series B Preferred.

Regulation A+ Offering

The Company recently conducted an offering under Regulation A+, pursuant to an Offering Statement on Form 1-A/A filed on December 23, 2022 and qualified on January 9, 2023, through which the Company sold 424,144 shares for aggregate proceeds of $1,732,869, net offering expenses of $19,539.

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the year ended December 31, 2024 and continues with the development of enhancements to its App and marketing efforts.

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

OVERVIEW

We were formed in October 2020 and have not yet established profitable operations. For the year ended December 31, 2024, we incurred a net loss available to shareholders of $3,999,905 primarily due to software research and development expenses of $244,909, marketing expenses of $1,392,661, and general and administrative expenses of $2,210,775. For the year ended December 31, 2023, we incurred a net loss of $3,384,380, primarily due to software research and development expenses of $513,088, marketing expenses of $855,270, professional and consulting expenses of $727,554, and general and administrative expenses of $395,624.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	For the Fiscal Year ended
	31-Dec-24	31-Dec-23	$ Change	%Change
Revenues	$741	$2,048	$(1,307)	(63.82)%

Operating Expenses	3,946,663	2,521,078	1,425,585	56.55%

Loss from Operations	(3,999,905)	(2,519,030)	(1,426,892)	56.64%

Other Income (Expense)	(53,983)	(805,150)	751,167	(93.30)%

Net Income (Loss) Applicable to Common Stockholders	$(3,999,905)	$(3,324,180)	$(675,725)	20.33%

Revenues

The Company generated revenues of $71 and $2,048 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,307, as the Company focused on expanding its footprint of listed businesses in fiscal year 2024.

Operating expenses

For the years ended December 31, 2024 and 2023, the Company incurred operating expenses of $3,946,663 and $2,521,078, respectively, an increase of $1,425,585. The increase in operating expenses was caused by costs of revenues decreasing by $144 from $144 during the year ended December 31, 2023 to $0 during the year ended December 31, 2024, marketing expenses increasing $540,692 from $855,270 during the year ended December 31, 2023 to $1,395,962 during the year ended December 31, 2024, general and administrative expenses increasing $257,987 from $395,624 during the year ended December 31, 2023 to $653,611 during the year ended December 31, 2024, depreciation and amortization expenses increasing $68,919 from $29,398 during the year ended December 31, 2023 to $98,317 during the year ended December 31, 2024, an increase in professional and consulting of $826,310 from $727,554 during the year ended December 31, 2023 to $1,553,864 during the year ended December 31, 2024, offset in part by a decrease in software research development expenses of $268,179 from $513,088 during the year ended December 31, 2023 to $244,909 during the year ended December 31, 2024.

Net Loss from operations

The Company realized a net loss from operations of $3,945,922 and $2,519,030 for the years ended December 31, 2024 and 2023, respectively, an increase of $1,426,892 for the reasons stated above.

Other expenses

For the years ended December 31, 2024 and 2023, the Company had $70,444 and $73,498 in interest expense primarily related to preferred stock dividends and liquidated damages, respectively. For the years ended December 31, 2024 and 2023, the Company had a liquidated damages expense of $0 and $731,652, respectively. For the years ended December 31, 2024 and 2023, the Company had a liquidated damages expense of $0 and $731,652, respectively. For the years ended December 31, 2024 and 2023, the Company had interest income of $16,641 and $0, respectively.

Net Loss applicable to common shareholders

The Company realized a net loss applicable to shareholders of $3,999,905 , and $3,324,180 for the years ended December 31, 2024 and 2023, respectively, an increase of $675,725 for the reasons stated above.

Liquidity and capital resources

As of December 31, 2024 and 2023, the Company had cash in the amount of $4,680,840 and $259,212, respectively.

As of December 31, 2024 and 2023, the Company had stockholders’ equity of $4,767,261 and $349,327, respectively.

The Company’s accumulated deficit was $9,691,708 and $5,691,803 as of December 31, 2024 and 2023, respectively.

The Company used net cash in operations of $3,485,899 and $2,326,523 for the years ending December 31, 2024 and 2023, respectively.

Net cash used in investing activities for years ending December 31, 2024 and 2023 was $211,950 and $176,499, respectively, primarily utilized for capitalized software development, along with the purchase of computer equipment.

Net cash provided by financing activities was $8,119,477 for the year ended December 31, 2024, comprised of $7,339,477, $210,000, and $805,000, from the sale of common stock (net offering costs), issuance of related-party notes payable, and the sale of preferred stock, respectively, offset by $210,000 in repayment of related-party notes payable and $25,000 in offering costs for sales of preferred stock.

Net cash provided by financing activities was $1,606,891 net of offering costs of $17,601 for the year ended December 31, 2023 comprised of $33,000 from subscription receivable and $1,591,492 from the sale of common stock.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter ended December 31, 2024, we hired both a Chief Financial Officer and full-time, qualified controller to expand our accounting staff and provide multiple levels of review on financial transactions. Further, we implemented written accounting policies on all material aspects of our financial systems and implemented effective controls on these accounts.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies with less than $100 million of revenue provide an exemption from the attestation requirement.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

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

(3) Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1/A	333-255624	3.1	June 23, 2021
3.2	Certificate of Amendment to the Articles of Incorporation filed November 4, 2022	1-A/A	024-12067	3.2	December 9, 2022
3.3	Amended and Restated Bylaws	S-1	333-27982	3.3	June 20, 2024
3.4	Form of Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock	8-K	333-255624	3.1	September 27, 2022
3.5	Form of Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock	10-K	333-255624	3.5	March 20, 2024
4.1	Form of Common Stock Certificate	S-1/A	333-196735	4.1	June 23, 2021
4.2	Description of Registrant’s Securities	8-A	001-42388		October 28, 2024
10.1	Form of Securities Purchase Agreement	8-K	333-255624	10.1	September 27, 2022
10.2	Form of Escrow Agreement	1-A/A	024-12067	10.5	December 9, 2022
10.3	Form of Subscription Agreement	1-A/A	024-12067	4.1	December 9, 2022
10.4	Form of Securities Purchase Agreement	10-Q	333-255624	10.1	May 14, 2024
10.5	Form of Underwriting Agreement with Dawson James Securities, Inc.	S-1/A	333-279828	1.1	July 11, 2024
10.6	Form of Representative Warrant issued to Dawson James Securities, Inc.	S-1/A	333-279828	4.1	July 26, 2024
10.7+	Employment Agreement by and between the Company and Robert Steele dated October 18, 2022	1-A/A	024-12067	10.6	December 9, 2022
10.8+	First Amendment to Employment Agreement by and between the Company and Robert Steele dated June 1, 2023	10-K	024-12067	10.8	March 19, 2024
10.9+	Executive Employment Agreement by and between the Company and Robert Steele dated May 13, 2024	S-1	333-279828	10.10	May 30, 2024
10.10+	Executive Employment Agreement by and between the Company and Isaac Dietrich, dated May 21, 2024	S-1	333-279828	10.11	May 30, 2024
10.11	Form of Promissory Note by and between the Company and Westside Strategic Partners, LLC dated December 4, 2023	10-K	024-12067	10.9	March 19, 2024
10.12	Form of Promissory Note by and between the Company and Westside Strategic Partners, LLC dated August 26, 2024	S-1/A	333-279828	10.14	August 26, 2024

10.13	Form of Promissory Note by and between the Company and Westside Strategic Partners, LLC dated September 24, 2024	S-1/A	333-279828	10.15	October 9, 2024
10.14*	Form of Promissory Note by and between the Company and Westside Strategic Partners, LLC dated October 21, 2024
10.15*	Form of Promissory Note by and between the Company and Westside Strategic Partners, LLC dated October 28, 2024
10.16+ 10.17+	2024 Equity Incentive Plan Amendment No. 1 to 2024 Equity Incentive Plan	S-1/A S-1/A	333-279828 333-279828	10.13 10.14	July 11, 2024 August 26, 2024
10.18	Code of Conduct And Ethics	S-1/A	333-27982	14.1	May 30, 2024
10.19	Compensation Recovery Policy	S-1/A	333-27982	99.4	May 30, 2024
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2025.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Isaac Dietrich
Isaac Dietrich
Chief Financial Officer
(Principal Financial/Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	March 11, 2025
Robert Steele	Chairman of the Board of Directors

/s/ Isaac Dietrich	Chief Financial Officer	March 11, 2025
Isaac Dietrich	(Principal Financial and Accounting Officer)

/s/ Robert Haag	Director	March 11, 2025
Robert Haag

/s/ Joanna Massey	Director	March 11, 2025
Joanna Massey

/s/ Paul Dickman	Director	March 11, 2025
Paul Dickman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thumzup Media Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thumzup Media Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Haynie & Company

Salt Lake City, Utah
March 11, 2025
PCAOB #0457

We have served as the Company’s auditor since 2021.

F- 1

THUMZUP MEDIA CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$4,680,840	$259,212
Receivables	17,037	-
Prepaid expenses	141,300	6,321
Total current assets	4,839,177	265,533

Capitalized software costs, net	248,627	142,614
Property and equipment, net	14,660	7,040
Computers, net
Total assets	$5,102,464	$415,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$233,255	$65,860
Accrued payroll and related	101,948
Total current liabilities	335,203	65,860

Total liabilities	335,203	65,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 153,411 and 142,769 shares issued and outstanding	153	143
Preferred stock - Series B, $0.001 par value, $50,000 stated value, 40,000 shares authorized; 16,100 and - shares issued and outstanding	16	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 9,400,535 and 7,656,488 shares issued and outstanding, respectively	9,401	7,656
Additional paid in capital	14,449,399	6,033,331
Accumulated deficit	(9,691,708)	(5,691,803)
Total stockholders’ equity	4,767,261	349,327

Total liabilities and stockholders’ equity	$5,102,464	$415,187

The accompanying notes are an integral part of these financial statements.

F- 2

THUMZUP MEDIA CORPORATION

 STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Revenues	$741	$2,048

Operating Expenses:
Cost of revenues	-	144
Sales and marketing	1,395,962	855,270
Research and development	244,909	513,088
Professional and consulting	1,553,864	727,554
General and administrative	653,611	395,624
Depreciation and amortization	98,317	29,398
Total Operating Expenses	3,946,663	2,521,078

Loss From Operations	(3,945,922)	(2,519,030)

Other Income (Expense):
Interest income	16,461	-
Expense for liquidated damages/Interest Income	-	(731,652)
Interest expense	(70,444)	(73,498)
Total Other Income (Expense)	(53,983)	(805,150)

Net Loss Before Income Taxes	(3,999,905)	(3,324,180)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(3,999,905)	(3,324,180)
Dividends on preferred stock

Net Income (Loss) Available to Common Stockholders	$(3,999,905)	$(3,324,180)

Net Income (Loss) Per Common Share:
Basic	$(0.50)	$(0.47)
Diluted	$(0.50)	$(0.47)

Weighted Average Common Shares Outstanding:
Basic	8,003,246	7,123,001
Diluted	8,003,246	7,123,001

The accompanying notes are an integral part of these financial statements.

F- 3

THUMZUP MEDIA CORPORATION

 STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance at December 31, 2022	125,865	$124.00	-	$-	7,108,333	$7,108	$3,179,913	$(33,000)	$(2,367,623)	$786,524
Preferred Series A issued for dividends	10,325	12	-	-	-	-	10,313	-	-	10,325
Preferred Series A issued for liquidated damages	6,579	7	-	-	-	-	296,038	-	-	296,045
Common Stock issued for services rendered	-	-	-	-	28,000	28	192,012	-	-	192,040
Common Stock issued for Reg A + offering and cash	-	-	-	-	389,896	390	1,591,102	33,000	-	1,591,490
Common Stock offering costs	-	-	-	-	-	-	(17,601)	-	-	(17,601)
Stock subscription receivable received	-	-	-	-	-	-		-	-	33,000
Common stock issued for liquidated damages and accrued interest	-	-	-	-	130,259	130	781,554	-	-	781,684
Net loss	-	-	-	-	-	-	-	-	(3,324,180)	(3,324,180)
Balance at December 31, 2023	142,769	$143	-	$-	7,656,488	$7,656	$6,033,331	$-	$(5,691,803)	$349,327
Common Stock issued for investment, net	-	-	-	-	1,675,006	1,676	7,337,801	-	-	7,339,477
Common Stock issued for services rendered and to be rendered	-	-	-	-	44,152	$44	225,466		-	225,510
Common Stock issued for Series A conversion	(743)	(1)	-	-	11,149	$11	(10)	-	-	-
Common Stock issued for Series B dividend					13,740	$14	61,453			61,467
Series B issued for investment	-	-	16,100	16			804,984			805,000
Preferred Series A issued for dividends	11,385	11					11,374			11,385
Issuance costs - Preferred Series B	-	-					(25,000)			(25,000)
Net loss	-	-			-	-			(3,999,905)	(3,999,905)

Balance at December 31, 2024	153,411	$153	16,100	$16	9,400,535	$9,401	$14,449,399	$-	$(9,691,708)	$4,767,261

The accompanying notes are an integral part of these financial statements.

F- 4

THUMZUP MEDIA CORPORATION

STATEMENTS OF CASHFLOWS

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,999,905)	$(3,324,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	98,317	29,398
Stock issued for services	225,510	192,040
Preferred stock dividend paid with stock	61,467	10,325
Preferred stock issued for liquidated damages	11,385	296,043
Common stock issued for liquidated damages	-	781,684
Changes in operating assets and liabilities:
Prepaid expenses	(134,979)	(3,418)
Receivables	(17,037)
Accounts payable and accrued expenses	269,343	(25,499)
Liquidated damages and accrued interest	-	(282,916)
Net cash used in operating activities	(3,485,899)	(2,326,523)

Cash flows from investing activities:
Purchases of property and equipment	(11,120)	(7,986)
Capitalized software costs	(200,830)	(168,513)
Net cash used in investing activities	(211,950)	(176,499)

Cash flows from financing activities:
Proceeds from sale of common stock	7,339,477	1,591,492
Subscription receivable	-	33,000
Proceeds from loan - related party	210,000	-
Repayment of loan principal - related party	(210,000)	-
Costs incurred for equity sales	(25,000)	(17,601)
Proceeds from sale of preferred stock	805,000	-
Net cash provided by financing activities	8,119,477	1,606,891

Net (decrease) increase in cash	4,421,628	(896,131)

Cash, beginning of year	259,212	1,155,343

Cash, end of year	$4,680,840	$259,212

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$70,444	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
	$-	$-
	$-	$-

The accompanying notes are an integral part of these financial statements.

F- 5

Thumzup™ Media Corporation

Notes to Financial Statements

December 31, 2024

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

As of December 31, 2024 and 2023, the Company’s cash and cash equivalents consisted of $4,680,840 and $259,212, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2024 and 2023, the uninsured balances amounted to $3,772,766 and $259,212, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Prepaid Expenses

As of December 31, 2024 and December 31, 2023, the Company had $141,300 and $6,321 in prepaid expenses, respectively. The Company’s prepaid expenses as of December 31, 2024, primarily consisted of premiums on insurance policies.

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

The estimated useful life for computer equipment is three years. We evaluate the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $3,500 and $3,499, respectively.

F- 6

Alleviation of Going Concern

The Company incurred losses of $3,999,905, utilized $3,485,899 cash in operating activities, and did not generate substantial revenues during the year ended December 31, 2024. These indicators of a potential going concern were alleviated by cash balances of $4,680,840 and working capital of $4,503,974 at December 31, 2024, along with its successful Nasdaq listing. The Company believes it has sufficient cash to maintain operations for at least one year from the issuance of these financial statements.

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

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the years ended December 31, 2024 and 2023, we capitalized $200,830 and $168,513 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $94,817 and $25,899 for the for the years ended December 31, 2024 and 2023, respectively. The balance of capitalized software was $248,627 and $142,614, net of accumulated amortization of $120,716 and $25,899 at December 31, 2024 and 2023, respectively.

F- 7

The Company evaluates its capitalized software costs for impairment annually, at year-end. As of December 31, 2024, the Company determined no impairment of its capitalized software costs was warranted.

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

The Company has no tax positions as of December 31, 2024 and 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending December 31, 2024 and 2023, the Company recognized no interest and penalties.

Share-based Compensation

The Company maintains the 2024 Equity Incentive Plan (as amended, the “2024 Equity Incentive Plan”), Under the 2024 Equity Incentive Plan, the Company’s employees, officers, directors, and other eligible participants may be and have been awarded various types of share-based compensation, including options to purchase shares of the Company’s common stock, restricted stock units, and other stock-based awards. Additionally, under the 2024 Equity Plan, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof.

For options and other stock-based awards, the share-based compensation expense is based on the fair value of the awards on the date of grant, as estimated using the Black-Scholes valuation model. For restricted stock units, the share-based compensation expense is based on the fair value of the Company’s common stock on the date of grant. The fair value of liability-classified awards (e.g., the other stock-based awards and cash-settled restricted stock units) is remeasured at each reporting date.

The Company recognizes share-based compensation expense for service-conditioned awards granted under the 2024 Equity Incentive Plan on a straight-line basis over the requisite service period (generally, the vesting period for service-conditioned awards under the 2024 Equity Incentive Plan.

See Note 6, Stock Options, to the Financial Statements for further information regarding the 2024 Equity Incentive Plan, related share-based compensation expense, and assumptions used in determining fair value.

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,	December 31,
	2024	2023
Common shares issuable upon conversion of preferred stock	2,462,165	2,141,535
Common shares issuable upon exercise of warrants	71,250	-
Common shares issuable upon exercise of options	1,183,000	-
Total potentially dilutive shares	3,716,415	2,141,535

F- 8

Recent Accounting Pronouncements

Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company will adopt this guidance effective January 1, 2025 on a prospective basis.

The Company expects the adoption of ASU 2023-08 will have a material impact on its balance sheets, statements of operations, statements of cash flows and disclosures. The Company will initially record its bitcoin purchases at cost, upon adopting ASU 2023-08, any subsequent increases or decreases in fair value will be recognized as incurred in the Company’s Statements of Operations, and the fair value of the Company’s bitcoin will be reflected within the Company’s Balance Sheets each reporting period-end. Additionally, the Company will provide quantitative and qualitative disclosures to meet the new requirements under ASU 2023-08, including a roll-forward of its bitcoin holdings during the reporting period and period-end cost basis, fair value, number of units held, and restrictions.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. For purposes of calculating the adjusted financial statement income, the Company will be required to ratably allocate from 2025 through 2028 the increase to the Company’s retained earnings. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and the Company’s adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), the Company could become subject to CAMT in the tax years 2026 and beyond. If the Company becomes subject to the CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect its financial results, including its earnings and cash flow, and its financial condition.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure(s) of a segment’s profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment’s profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The Company will adopt ASU 2023-07 for interim periods beginning January 1, 2025.

F- 9

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Non-Convertible Notes

On December 4, 2023, Westside entered into a Promissory Note with the Company for $30,000 (“First Westside Note”). The First Westside Note carried an interest rate of 0% and matured on December 8, 2023. The Company repaid the First Westside Note in full on December 5, 2023 for $30,000. The First Westside Note is retired.

On August 26, 2024, Westside entered into a Promissory Note with the Company for $60,000 (“Second Westside Note”). The Second Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $1,068 in interest accrued on the Second Westside Note. On October 30, 2024, the Company repaid principal of $60,000 together with accrued interest of $1,068. The Second Westside Note is retired.

On September 24, 2024, Westside entered into a Promissory Note with the Company for $80,000 (“Third Westside Note”). The Third Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $789 in interest accrued on the Third Westside Note. On October 30, 2024, the Company repaid principal of $80,000 together with accrued interest of $789. The Third Westside Note is retired.

On October 21, 2024, Westside entered into a Promissory Note with the Company for $50,000 (“Fourth Westside Note”). The Fourth Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) November 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $123 in interest accrued on the Fourth Westside Note. On October 30, 2024, the Company repaid principal of $50,000 together with accrued interest of $123. The Fourth Westside Note is retired.

On October 28, 2024, Westside entered into a Promissory Note with the Company for $20,000 (“Fifth Westside Note”). The Fifth Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) November 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $11 in interest accrued on the Fifth Westside Note. On October 30, 2024, the Company repaid principal of $20,000 together with accrued interest of $11. The Fifth Westside Note is retired.

F- 10

Note 4 – Contingencies

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

On March 15, 2024, the Company issued 2,765 Series A shares as a dividend.

On June 15, 2024, the Company issued 2,819 Series A shares as a dividend.

On September 15, 2024, the Company issued 2,874 Series A shares as a dividend.

On September 20, 2024, a holder converted 187 Series A shares into 2,809 shares of common stock.

On December 15, 2024, the Company issued 2,926 Series A shares as a dividend.

As December 31, 2024 and 2023, the Company had 153,411 and 142,769 Series A Preferred shares issued and outstanding, respectively.

F- 11

Series B Preferred

On March 5, 2024, the Company submitted a Certificate of Designation to the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred (“Series B Preferred”). Each shareholder has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into the number of shares of Common Stock. Each share of Series B Preferred initially converted into 10 shares of Common Stock at a reference rate of $5.00 per share of Common Stock subject to adjustments.

Upon the company up-listing to Nasdaq, the Series B Preferred became convertible at $4.00 per share and the downside price protections were eliminated. There is a call provision that goes into effect on March 29, 2025, that if the common stock trades at a 100% premium to the conversion price for 10 days or more, the Company can force the conversion of the Series B Preferred into common stock. The Company has agreed to pay the costs of Rule 144 legal opinions for the holders of the Series B Preferred.

The holders of Series B Preferred are entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $1.25 per share per quarter. If paid in kind, the number of common shares issued for the dividend shall be equal to the quotient of the dividend payable divided by the volume weighted average price on the dividend date.

During the year ended December 31, 2024, the Company issued 16,100 Series B shares for cash proceeds of $805,000, less issuance costs of $25,000

On June 15, 2024, issued 4,647 common shares with a value of $18,588 as a dividend for the Series B.

On September 15, 2024, issued 3,802 common shares with a value of $20,531 as a dividend for the Series B.

On December 15, 2024, issued 5,921 common shares with a value of $21,217 as a dividend for the Series B.

At December 31, 2024 and 2023, the Company had 16,100 and 0 Series B preferred shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 million shares of common stock, par value $0.001 per share. As of December 31, 2024 and 2023, the Company had 9,400,535 and 7,656,488 shares issued and outstanding, respectively.

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

During the year ended December 31, 2024, the Company issued 44,152 shares of common stock with a fair market value of $225,510 for services rendered and to be rendered to the Company.

During the year ended December 31, 2024, the Company issued 1,675,006 shares of common stock for proceeds of $7,339,477.

During the year ended December 31, 2024, the Company issued 11,149 shares of common stock for the conversion of 743 shares of Series A preferred.

During the year ended December 31, 2024, the Company issued 13,740 common shares with a value of $61,467 as a dividend for the Series B.

F- 12

During the year ended December 31, 2024 and 2023, the Company realized losses of $0 and $392,660, respectively, for liquidated damages contained in the Registration Rights Agreements in certain of the Company’s equity offerings for failing to file and maintain a Registration Statement covering the shares sold in those offerings. From September 1 to 14, 2023, the Company entered into Waiver Agreements with certain investors pursuant to which the Investors waived certain liquidated damages owed to the Investors by the Company in exchange for the issuance to the Investors by the Company of 130,259 and 6,579 shares of common and Series A preferred stock, par value $0.001 and $0.001 per share, respectively. During the years ended December 31, 2024 and 2023, the Company realized a losses of $0 and $266,654, respectively, on the settlement of the liquidated damages. As of December 31, 2024 and 2023, the accrued liquidated damages and accrued interest is $0 and $0, respectively.

Note 6 – Stock Options

Our Stockholders approved our 2024 Equity Incentive Plan (the “Plan”) in May 2024. In July 2024, our Stockholders amended the Plan to increase the number of shares issuable thereunder to 2,000,000.

The Plan provide for the grant of incentive stock options to our employees and our subsidiaries’ employees, and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The Plan also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plan.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of the options.

On October 29, 2024, the Company issued 1,028,000 options with a $5.00 exercise price with a fair value of $5,048,928. The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.38 – 154.71%, (3) risk-free interest rate of 4.11%, and (4) expected life of 10 years.

On October 30, 2024, the Company issued 155,000 options with a $5.47 exercise price with a fair value of $798,658. The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.04%, (3) risk-free interest rate of 4.14%, and (4) expected life of 10 years.

There were no options exercised during the years ended December 31, 2024 and 2023.

A summary of the stock option activity for the years ended December 31, 2024 and 2023 as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Exchanged	-
Outstanding at December 31, 2023	-	$-	-	$-
Granted	1,183,000	5.06
Exercised	-	-
Cancelled/Exchanged	-	-
Outstanding at December 31, 2024	1,183,000	$5.06	9.83	$-
Exercisable at December 31, 2024	378,000	$5.00	9.83	$-

F- 13

A summary of the stock options outstanding at December 31, 2024 as follows:

Exercise Price	Options Outstanding	Weighted Avg. Remaining Life	Options Exercisable
$5.00	1,028,000	9.83	378,000
5.47	155,000	9.83	-
	1,183,000	9.83	378,000

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $3.43 as of December 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the year ended December 31, 2024 and 2023 was $2,840,675 and $0, respectively. Unrecognized compensation expense was $3,006,910 as of December 31, 2024.

Note 7 – Stock Warrants

On October 28, 2024, the Company issued 71,250 warrants with a $6.25 exercise price with a fair value of $415,050 to its financial advisor. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.62%, (3) risk-free interest rate of 4.11%, and (4) expected life of 5 years.

A summary of the warrant activity for the year ended December 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	-	$-	-	$-
Granted	-
Exercised	-	-	-	-
Cancelled/Exchanged	-
Outstanding at December 31, 2023	-	$-	-	$-
Granted	71,250	6.25	5.00
Exercised	-	-
Cancelled/Exchanged	-	-
Outstanding at December 31, 2024	71,250	$6.25	5.00	$-
Exercisable at December 31, 2024	-	$-	-	$-

A summary of the warrants outstanding at December 31, 2024 as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$6.25	71,250	5.00	-
	71,250	5.00	-

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $3.43 as of December 31, 2024 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

F- 14

Note 8 – Related Party Transactions

We have not been a party to any transaction or arrangement in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2024 and 2023 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

On January 18, 2023, Isaac Dietrich subscribed to purchase 223 shares of common stock at $4.50 per share for a subscription amount of $1,003.50 under the Company’s qualified offering under Regulation A+.

On February 22, 2023, Daniel Lupinelli, a 10%+ shareholder of the Company, subscribed to purchase 223 shares of common stock at $4.50 per share for a subscription amount of $1,003.50 under the Company’s qualified offering under Regulation A+. The subscription is currently in escrow.

On February 28, 2023, Westside Strategic Partners, LLC, of which one of our Directors, Robert Haag, is the Managing Member and sole owner, subscribed to purchase 11,150 shares of common stock at $4.50 per share for a subscription amount of $50,175 under the Company’s qualified offering under Regulation A+. Westside Strategic Partners, LLC receivd 1,115 shares of common stock as bonus shares under the terms of the qualified offering under Regulation A+.

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

On December 4, 2023, Westside entered into a Promissory Note with the Company for $30,000 (“First Westside Note”). The First Westside Note carried an interest rate of 0% and matured on December 8, 2023. The Company repaid the First Westside Note in full on December 5, 2023 for $30,000. The First Westside Note is retired.

On March 14, 2024, Westside acquired 1,000 shares of our Series B Preferred Stock at $50 per share for a subscription in the amount of $50,000.

On March 20, 2024, Joanna Massey acquired 800 shares of our Series B Preferred Stock at $50 per share for a subscription in the amount of $40,000.

F- 15

On August 26, 2024, Westside entered into a Promissory Note with the Company for $60,000 (“Second Westside Note”). The Second Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $1,068 in interest accrued on the Second Westside Note. On October 30, 2024, the Company repaid principal of $60,000 together with accrued interest of $1,068. The Second Westside Note is retired.

On September 24, 2024, Westside entered into a Promissory Note with the Company for $80,000 (“Third Westside Note”). The Third Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) October 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $789 in interest accrued on the Third Westside Note. On October 30, 2024, the Company repaid principal of $80,000 together with accrued interest of $789. The Third Westside Note is retired.

On October 21, 2024, Westside entered into a Promissory Note with the Company for $50,000 (“Fourth Westside Note”). The Fourth Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) November 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $123 in interest accrued on the Fourth Westside Note. On October 30, 2024, the Company repaid principal of $50,000 together with accrued interest of $123. The Fourth Westside Note is retired.

On October 28, 2024, Westside entered into a Promissory Note with the Company for $20,000 (“Fifth Westside Note”). The Fifth Westside Note carries an interest rate of 10% per annum and matures on the earlier of (i) November 25, 2024, (ii) receipt of $1,000,000 or more in investment capital, or (iii) within 5 days of uplisting to Nasdaq. There is a default interest rate of 15% and the note can be prepaid without penalty. During the year ended December 31, 2024, $11 in interest accrued on the Fifth Westside Note. On October 30, 2024, the Company repaid principal of $20,000 together with accrued interest of $11. The Fifth Westside Note is retired.

During the year ended December 31, 2024, Joanna Massey received 683 common shares as dividends due under the Series B Preferred’ Certificate of Designation.

During the year ended December 31, 2024, Westside received 854 common shares as dividends due under the Series B Preferred’ Certificate of Designation.

During the years ended December 31, 2024 and 2023, Westside received 2,389 and 2,179 shares of Series A Preferred, respectively, as dividends due under the Series A Preferred’ Certificate of Designation.

During the years ended December 31, 2024 and 2023, Joanna Massey received and 117 and 100 shares of Series A Preferred, respectively, as dividends due under the Series A Preferred’ Certificate of Designation.

During the years ended December 31, 2024 and 2023, Isaac Dietrich received 59 and 50 shares of Series A Preferred, respectively, as dividends due under the Series A Preferred’ Certificate of Designation.

Note 9 - Segment Information

The Company has one reportable operating segment, the “Software Business,” which is engaged in the design, development, marketing, and sales of the Company’s software platform. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM uses the number of advertisers and users to assess the growth of the business on a monthly basis. In doing so, he focuses on “controllable costs” across main functions of the Software Business and will allocate personnel and budget accordingly to maximize growth and revenues.

Note 10 - Income Taxes

As of December 31, 2024, the Company has net operating loss carryforwards (“NOL”) of approximately $9,455,000, which is available to reduce future taxable income, for federal and state income taxes, respectively. At the current federal tax rate of 21% and including book to tax differences result in the current NOL of $9,455,000 at December 31, 2024. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. During the year ended December 31, 2024, the Company has increased the valuation allowance from $724,000 to $1,986,000.

F- 16

The tax effect of the carry forwards that give rise to deferred tax assets at December 31, 2024 consists of the following:

	2024	2023
Deferred tax assets:
Net operating loss	$1,986,000	$724,000
Total deferred tax assets	1,986,000	$724,000
Valuation allowance	(1,986,000)	(724,000)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rate and the Company’s effective tax rate is as follows:

	2024	2023
Statutory U.S. federal rate	21.0%	21.0%
Book to tax differences	(1.0)%	(9.0)%
Prior period estimate revision	12.0%	-
Valuation allowance	(32.0)%	(12.0)%
Effective tax rate	0.0%	0.0%

Note 11 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

From January 6 to 21, 2025, the Company purchased 19.11 Bitcoin for $2.00 million.

On February 19, 2025, the Company issued 5,000 common shares for the conversion of 400 Series B Preferred Shares. From January 5 to February 25, 2025, the Company issued 20,967 common shares for services rendered and to be rendered to the Company.

On March 7, 2025, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $1 million of the Company’s common stock. The share repurchase program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

F- 17