Form 10-K/A
period 2024-12-31
THUMZUP MEDIA Corp
filed 2025-04-30
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-42388

Thumzup™ Media Corporation

(Exact name of registrant as specified in its charter)

Nevada	85-3651036
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

10557-B Jefferson Blvd, Culver City, CA	90232
(Address of principal executive offices)	(Zip code)

(800) 403-6150

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

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

As of April 25, 2025, there were 9,504,314 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Thumzup Media Corporation (the “Company,” “Thumzup,” “we,” “us,” or “our”) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2025 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company has not filed the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

Further, because the Company is a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has elected to provide in this Amendment certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. Except as set forth in this Amendment, no other changes are made to the Original 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or otherwise update in any way the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

THUMZUP MEDIA CORPORATION
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2024
TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our Stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at https://thumzupmedia.com/investor-relations/governance/governance-documents/default.aspx and is also filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 10, 2025.

As described below, our Board has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Our Board of Directors

As of April 15, 2025, our Board consists of five members. The number of directors on our Board can be evaluated and amended by action of our Board.

Our Board judges the independence of its directors by the standards established by the Nasdaq Stock Market. Accordingly, the Board has determined that our three non-employee directors, Joanna Massey, Paul Dickman, and Robert Haag each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

Our Board believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to resolve the issues facing our Company, a willingness to devote the necessary time to their Board and committee duties, a commitment to representing the best interests of the Company and our stockholders and a dedication to enhancing stockholder value.

Risk Oversight. Our Board oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our Company, our Board addresses the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. Each of our Board committees also coordinates oversight of the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. The Board is also provided with updates by the Chief Executive Officer and other executive officers of the Company on a regular basis.

Stockholder Communications. Although we do not have a formal policy regarding communications with the Board, Stockholders may communicate with the Board by writing to us at 10557-B Jefferson Boulevard, Culver City, CA 90232 Attention: Chairman. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Board and Committee Meetings

During the fiscal year ended December 31, 2024, our Board held four meetings and operated primarily by unanimous written consent. For the fiscal year ended December 31, 2024, our Board was composed of two members from January to October 2024 and five members from October 2024 to December 31, 2024. For the fiscal year ended December 31, 2023, our Board was composed of two members from January 1 to December 31, 2023. Our Audit Committee held two meetings during the year ended December 31, 2023. The Company held its 2024 Shareholder’s Meeting on May 29, 2024.

Board Committees

Effective upon Thumzup’s Nasdaq listing on October 29, 2024, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee. Effective as of October 29, 2024 the Board appointed each of Joanna Massey, Paul Dickman, and Robert Haag as a member of the Audit Committee. On October 29, 2024, Paul Dickman was elected Chairman of the Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that Paul Dickman is an “audit committee financial expert” serving on its Audit Committee. The Board has determined that each member of the Audit Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Audit Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Audit Committee Charter is available on our website at https://thumzupmedia.com/investor-relations/governance/governance-documents/default.aspx.

Compensation Committee Effective as of October 29, 2024 the Board appointed each of Joanna Massey, Paul Dickman, and Robert Haag as a member of the Compensation Committee. On October 29, 2024, Robert Haag was elected Chairman of the Compensation Committee. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, reviewing and recommending executive officer employment agreements, determining director compensation programs, overseeing the hiring of independent compensation consultants, preparing the compensation committee report, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Compensation Committee also grants stock options and other awards under our stock plans, periodically reviews the operation of the Company’s employee benefit plans and analyzes the Company’s bylaws, Compensation Committee Charter for its adequacy in meeting the Company’s compensation-related goals and objectives. The Compensation Committee Charter does not grant the right to delegate authority to other persons, although it does grant the Compensation Committee the flexibility to hire compensation consultants to assist in the design, formulation, analysis and implementation of compensation programs for the Company’s executive officers. While the Board does not provide a formal role for executive officers in determining or recommending the amount or form of executive and director compensation, the Compensation Committee meets with the CEO at or near the start of each fiscal year to discuss the goals and incentive compensation programs. The Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Compensation Committee Charter is available on our website at https://thumzupmedia.com/investor-relations/governance/governance-documents/default.aspx.

Nominating and Corporate Governance Committee. Effective as of October 29, 2024 the Board appointed each of Joanna Massey, Paul Dickman, and Robert Haag as a member of the Nominating and Corporate Governance Committee. On October 29, 2024, Joanna Massey was elected Chairwoman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its stockholders. The Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at https://thumzupmedia.com/investor-relations/governance/governance-documents/default.aspx.

Risk Oversight

The Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel and others, as appropriate, regarding the Company’s assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that the risks we undertake are consistent with the Board’s risk parameters. While the Board oversees the risk management process, our management is responsible for day-to-day risk management and, if management identifies new or additional significant risks, it brings such risks to the attention of the Board.

Board Leadership Structure

Robert Steele is the Chairman of our Board and Chief Executive Officer of the Company. The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Lead Director of the Company would preside.

Policy on Hedging the Economic Risks of Equity Ownership.

The Company has no policy regarding hedging the economic risks of equity ownership for the executive team or directors of the Company and the Company does not engage in this practice.

Changes to security holder director nomination procedures

The Company has not adopted procedures for considering director candidates submitted by stockholders under Item 407(c)(2)(iv), Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of the reports received by us or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2024, all filing requirements applicable to the Reporting Persons were timely met.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors and Executive Officers

The name and age of our Directors and Executive Officers are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Title

Robert Steele	58	Chairman of the Board of Directors and Chief Executive Officer
Isaac Dietrich	33	Chief Financial Officer and Director
Robert Haag	60	Director
Joanna Massey	56	Director
Paul Dickman	42	Lead Director

Board Skills Matrix (As of April 15, 2025)

	Paul Dickman	Isaac Dietrich	Robert Haag	Joanna Massey	Robert Steele

Capital Markets	X	X	X	X

Crisis Management	X	X	X	X

Cybersecurity		X			X

Data Management					X

Finance/P&L (*=QFE)	X*	X*	X	X	X

Governance & Public Company Boards	X	X		X	X

Human Capital Management, Organizational Development	X		X	X	X

International Business	X		X	X

Investment Banking and deal Structure	X	X	X	X

Investor Relations	X	X	X	X

Communication & Brand Management	X			X	X

M&A	X	X	X	X

Regulatory, Legal & Risk Management	X	X	X	X	X

Related Industry Experience (Advertising services, digital marketing, SaaS)	X	X		X	X

Software Engineering		X			X

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

Isaac Dietrich: Chief Financial Officer and Director

Mr. Dietrich has served as Thumzup’s Chief Financial Officer as well as member of its Board of Directors since October 2024, having previously served as Director of Finance from September 2022 to October 2024.

Over the past 10 years, Mr. Dietrich was instrumental in raising $100 million through the sale of equity instruments while handling financial reporting, corporate communications, and exchange compliance matters for Greenwave Technology Solutions, Inc. (“Greenwave”), a leading scrap metal recycler which generated over $35 million in revenue in FY 2023, and for which served as Chief Financial Officer from April 2023 to April 2025.

Mr. Dietrich previously held the following positions with Greenwave: Chief Executive Officer (April 2013 – October 2017, December 2017 – September 2021); Chairman of the Board (April 2013 – October 2017, December 2018 – June 2021); Chief Financial Officer (April 2013 – May 2014, August 2017 – October 2017, March 2021 – November 2021, April 2023 to April 2025); and a member of its Board of Directors (April 2013 – November 2021). Mr. Dietrich was a consultant to Greenwave from February 2022 to April 2023. Since February 2023, Mr. Dietrich has served on Truleum, Inc.’s Board of Directors and as Chairman of its Audit Committee.

Directors

Robert Haag: Director

Robert Haag is the Managing Member and sole owner of Westside Strategic Partners, LLC, which is an investor in the Company. Since 2012, Mr. Haag has been a Managing Director of IRTH Communications, LLC, which provides financial communications services, and strategic consulting to its clients. He was previously employed in the brokerage, investment banking industries from about 1993 - 2001 and formerly held the Series 7, 24 and 63 licenses.

Based in Asia from 2008-2012, he held senior positions with an investment fund and also an investment bank based in Saigon, Vietnam in 2008. From 2009-2012 he served as Managing Director of Asia for IRTH Communications, LLC and was based out of Shanghai, China. From approximately 2002-2007 he was Director of Speculative Investments at KMVI, a family office / holding company which invested in restaurants, oil, private equity, publicly traded companies, real estate and a wide array of other industries. While at KMVI, he was also President and CEO of Utopia Optics (majority owned by KMVI), an eyewear and apparel company focused on consumers in the action sports markets. Mr. Haag graduated from Hamilton College with a Bachelor of Arts in History in 1988.

Joanna Massey: Director

Dr. Joanna Massey has served on the Company’s Board of Advisors since 2023 and as a Director since October 2024, and is an experienced public company board director.  She is also on the Board of KULR Technology Group, a global leader in advanced energy management solutions, for which she serves as Lead Independent Director, Chair of Nominating & Corporate Governance, Chair of Compensation, and a member of the Audit Committee. In addition, she has served as Independent Director for the Hollywood Foreign Press Association since September 2021. Previously, she was Chairman of the Board for TessPay, Inc., a financial  technology platform that uses blockchain technology to provide payment assurance and liquidity. In addition to her Board positions, Dr. Massey works as a Management Consultant for her eponymous company J.D. Massey Associates, Inc. Throughout her career, Dr. Massey has held various roles, including assisting micro-cap and small/mid-cap companies attract institutional investors and expand market share by advising them on enterprise risk management and corporate governance. Dr. Massey’s expertise in crisis communications and brand reputation management enables her to anticipate stakeholder reactions and advise on change management and navigating risk. As a corporate communications executive, Dr. Massey has managed integration during major merger and acquisition transactions at Lionsgate, CBS, and Discovery; corporate turnaround as Condé Nast pivoted from print to video; and crisis communications with consumers, employees, investors, regulators, and politicians. Dr. Massey earned a Bachelor of Arts in Journalism from the University of Southern California, a Master of Business Administration from the University of Southern California and a Graduate Certificate in Corporate Finance from Harvard University, as well as a Master of Arts in Clinical Psychology from Antioch University and a Ph.D. in Psychology from Sofia University, and finally a Master of Science in Legal Studies from Cornell Law with an expected degree conference date of 2025. We believe Dr. Massey is qualified to serve as a member of our board of directors because of her governance background as a public company director, corporate communications executive, and over 30 years of experience advising chairmen and CEOs during the most challenging times, including major crises, whistleblower complaints, public-facing lawsuits, and merger and acquisition transactions, in addition to her extensive academic credentials in both finance and business administration, as well as corporate law.

Paul Dickman: Lead Director

An accomplished angel and real estate investor, Dickman has held influential positions such as Chief Financial Officer, Chairman of the Board, and Chair of the Board Audit Committee in various publicly traded companies. His notable tenure as Chairman of the Board at Medicine Man Technologies saw the company through a significant capital raise of $20M, a series of strategic acquisitions, and a remarkable increase in stock value, culminating in an enterprise value of over $130M.

Paul is the Founder & Principal of Breakwater MB, a boutique merchant bank focused on providing the expertise and funding needed for cannabis-focused organizations to transition into the public market. Prior to founding Breakwater MB, Dickman established Breakwater Corporate Finance, a professional services agency offering outsourced CFO and board governance services to private and micro-cap public companies. Through Breakwater Corporate Finance, Dickman has helped facilitate multiple rounds of new equity and debt capital and has facilitated multiple public offerings while providing profitable liquidity events for investors. Mr. Dickman has a bachelor’s degree in finance and accounting, is a licensed CPA in the State of Colorado (inactive) and is a past Fellow of the National Association of Corporate Directors (NACD).

Family Relationships

There are no family relationships among our directors and executive officers.

10b5-1 Trading Plans

None.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers.

Our named executive officers for the years ended December 31, 2024, and 2023 were Robert Steele, our Chief Executive Officer, and Isaac Dietrich, our Chief Financial Officer.

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2024, and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)		Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)		Total ($)
Robert Steele	2024	83,578	50,000	—		—	—	—	1,320	(3)	134,898
Chief Executive Officer	2023	67,000	—	—		—	—	—	—		67,000

Isaac Dietrich	2024	74,481	25,000	—		—	—	—	—		99,481
Chief Financial Officer	2023	45,000	—	166,500	(2)	—	—	—	—		211,500

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model.
(2)	Mr. Dietrich was awarded 24,000 shares of common stock with a fair value of $166,500 for services rendered during the year ended December 31, 2023. Mr. Dietrich did not receive any common stock awards during the year ended December 31, 2024.
(3)	Mr. Steele received executive perquisites of $1,320 for his home internet service during the year ended December 31, 2024

At no time during the periods listed in the above tables, with respect to any named executive officers, was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under the “All Other Compensation” column in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2024

On October 29, 2024, Robert Steele was awarded options to purchase 500,000 shares of common stock at a $5.00/share strike price with a fair value of $2,469,658. The options shall vest per the following schedule: 25% on January 1, 2025 and the remaining 75% vesting in 48 equal monthly installments comments January 1, 2025.

On October 29, 2024, Isaac Dietrich was awarded options to purchase 150,000 shares of common stock at a $5.00/share strike price with a fair of $740,898. The options shall vest per the following schedule: 25% on January 1, 2025 and the remaining 75% vesting in 48 equal monthly installments comments January 1, 2025.

Narrative Disclosure to the Summary Compensation Table

Robert Steele

Effective October 1, 2022, the Company entered into an employment agreement with Robert Steele pursuant to which Mr. Steele serves as the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. received a monthly salary of $5,000 per month. Effective June 1, 2023, the Company increased Mr. Steele’s compensation to $6,000 per month.

Effective October 29, 2024, the Company and Mr. Steele entered into an Executive Employment Agreement, which, among other things, employs Mr. Steele as the Chief Executive Officer of the Company. Mr. Steele is paid a salary of $168,000 in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, the Mr. Steele’s Base Salary will increase from $168,000 to $250,000, effective upon the Company’s achievement of $100,000 net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, (ii) will increase further to $350,000 upon the Company achieving $250,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, and (iii) effective upon the Company’s receipt of an aggregate of $800,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, the Base Salary will increase to $500,000.

On October 31, 2024, the Company paid Mr. Steele a past performance bonus of $50,000.

Isaac Dietrich

From September 19, 2022 to October 28, 2024, Mr. Dietrich was compensated $5,000 per month for his services as Director of Finance. The monthly cash fee was waived from September to December 2023. Mr. Dietrich was compensated 24,000 shares of common stock with a fair value of $166,500 for services rendered during the year ended December 31, 2023.

Effective October 29, 2024, the Company and Mr. Dietrich entered into an Executive Employment Agreement, which, among other things, employes Mr. Dietrich as the Chief Financial Officer of the Company. Mr. Dietrich is paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, the Mr. Dietrich’s Base Salary will increase from $168,000 to $250,000, effective upon the Company’s achievement of $100,000 net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, (ii) will increase further to $250,000 upon the Company achieving $250,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, and (iii) effective upon the Company’s receipt of an aggregate of $800,000 in net monthly ad revenue from Thumzup advertisers for paid posters for twelve consecutive months, the Base Salary will increase to $350,000.

On October 31, 2024, the Company paid Mr. Dietrich a past performance bonus of $25,000.

Pay Versus Performance

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to “smaller reporting companies” as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

(a) Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)(3)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)(4)	(f) Value of Initial Fixed $100 Investment Based On Total Shareholder Return ($)(5)	(g) Net Income ($)(6)
2022	$16,653	$16,653	$20,000	$20,000	$101.43	$(1,504,681)
2023	$67,000	$67,000	$211,500	$211,500	$85.71	$(3,324,180)
2024	$134,898	$134,898	$99,481	$99,481	$49.00	$(3,999,905)

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Steele (Chief Executive Officer) from January 2022 to December 2024.
(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Steele as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b). In accordance with the requirements of Item 401(v)(2)(iii) of Regulation S-K, there were no adjustments required to be made to Mr. Steele’s total compensation for each year to determine the compensation actually paid.

(3)	The dollar amounts reported in column (d) represent the average amounts reported for the Company’s named executive officers as a group (excluding Mr. Steele) in the “Total” column of the Summary Compensation Table in each applicable year. The named executive officer (excluding Mr. Steele) included for purposes of calculating the average amounts in each applicable year is Mr. Dietrich (Chief Financial Officer effective October 29, 2024).
(4)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Steele) as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (d). In accordance with the requirements of Item 401(v) of Regulation S-K, there were no adjustments required to be made to the average total compensation for the named executive officers as a group (excluding Mr. Steele).
(5)	Total Shareholder Return is determined based on the value of an initial fixed investment in the Company’s common stock of $100 on March 21, 2022 (the date the Company’s common stock became quoted on the OTCQB) and calculated in accordance with Item 201(e) of SEC Regulation S-K.
(6)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Compensation Committee takes various factors into account in determining the competitiveness of its executive compensation. Over the past three fiscal years the Compensation Committee has recognized the significant time and effort required by the executive officers and others to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the Nasdaq Capital Market, and to source and evaluate merger and acquisition opportunities. To retain qualified executive management, the Board, in 2024, paid bonuses to Mr. Steele and Mr. Dietrich as a past performance bonus.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Robert Haag	$8,547	(3)	$-		$583,610	(8)	$-	$592,157
Joanna Massey (1)	$5,242	(4)	$16,918	(6)	$583,610	(9)	$-	$605,770
Paul Dickman (2)	$5,242	(5)	$11,518	(7)	671,152	(10)		$687,912

Total:	$19,031		$28,436		$1,838,372		$-	$1,885,839

(1)	Dr. Massey was appointed to the Board effective October 29, 2024.
(2)	Mr. Dickman was appointed to the Board effective October 29, 2024.

(3)	From January 1 to October 28, 2024, Mr. Haag was compensated $1,000 per quarter. Effective October 29, 2024, Mr. Haag receives cash compensation of $2,500 per month.
(4)	Effective upon her appointment to the Board on October 29, 2024, Dr. Massey receives cash compensation of $2,500 per month.
(5)	Effective upon his appointment to the Board on October 29, 2024, Mr. Dickman receives cash compensation of $2,500 per month..
(6)	From January 1, 2024 until her appointment to the Board on October 29, 2024, Dr. Massey served as an advisor to the Company, for which she was compensated 1,000 shares of common stock per quarter. Dr. Massey received 3,305 shares of common stock with a fair value of $16,918 for her advisory services prior to her appointment to the Board.
(7)	From April 1, 2024 until his appointment to the Board on October 29, 2024, Mr. Dickman served as an advisor to the Company, for which he was compensated 1,000 shares of common stock per quarter. Mr. Dickman received 2,305 shares of common stock with a fair value of $11,518 for her advisory services prior to her appointment to the Board.
(8)	On October 29, 2024, Mr. Haag was issued vested options to purchase 120,000 shares of common stock at a $5.00/share strike price with a fair value of $583,610. Should Mr. Haag resign or be removed prior to October 28, 2025, the options shall be clawed back pro-rata pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board of Directors.
(9)	On October 29, 2024, Dr. Massey was issued vested options to purchase 120,000 shares of common stock at a $5.00/share strike price with a fair value of $583,610. Should Dr. Massey resign or be removed prior to October 28, 2025, the options shall be clawed back pro-rata pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board of Directors.
(10)	On October 29, 2024, Mr. Dickman was issued vested options to purchase 138,000 shares of common stock at a $5.00/share strike price with a fair value of $671,152. Should Mr. Dickman resign or be removed prior to October 28, 2025, the options shall be clawed back pro-rata pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board of Directors.

Indemnification of Officers and Directors

Section 78.7502 of the Nevada Revised Statutes (“NRS”) permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a) is not liable pursuant to NRS 78.138, or

(b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, NRS 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a) is not liable pursuant to NRS 78.138; or

(b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

NRS 78.752 allows a corporation to purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

Other financial arrangements made by the corporation pursuant to NRS 78.752 may include the following:

(a) the creation of a trust fund;

(b) the establishment of a program of self-insurance;

(c) the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; and

(d) the establishment of a letter of credit, guaranty or surety.

No financial arrangement made pursuant to NRS 78.752 may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

Any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to an undertaking to repay the amount if it is determined by a court that the indemnified party is not entitled to be indemnified by the corporation, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

(a) by the shareholders;

(b) by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;

(c) if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or

(d) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

Our Equity Incentive Plans

Our Stockholders approved our 2024 Equity Incentive Plan (the “Plan”) in May 2024. In July 2024, our Stockholders amended the Plan to increase the number of shares issuable thereunder to 2,000,000.

The Plan provides for the grant of incentive stock options, non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Plan also provides that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Plan Details

The following table and information below sets forth information as of April 15, 2025 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,223,000	$5.06	682,967
Equity compensation plans not approved by security holders	—	—	—
Total	1,223,000	$5.06	682,967

Summary of the Plan

Authorized Shares

There are currently 682,967 shares of our Common Stock available for issuance pursuant to the 2024 Plan. Shares of Common Stock issued under our Plan may be authorized but unissued or reacquired shares of our Common Stock. Shares of Common Stock subject to stock awards granted under our Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares of Common Stock, will not reduce the number of shares of Common Stock available for issuance under our Plan. Additionally, shares of Common Stock issued pursuant to stock awards under our Plan that we repurchase or that are forfeited, as well as shares of Common Stock reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Plan.

Administration

Our Board, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our Plan. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all authority that the Committee would have.

Subject to the terms of our Plan, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares of Common Stock subject to each stock award, the fair market value of a share of our Common Stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the Plan. The Committee has the power to modify outstanding awards under the Plan, subject to the terms of the Plan and applicable law. Subject to the terms of our Plan, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options

Stock options may be granted under the Plan. The exercise price of options granted under our Plan must at least be equal to the fair market value of our Common Stock on the date of grant. The term of an ISO may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares of Common Stock or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our Plan, the Committee determines the other terms of options.

Performance Shares

Performance shares may be granted under our Plan. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares of Common Stock or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. Such agreement will state all terms and condition of the agreement.

Restricted Stock

The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the Plan, will be determined by the Committee. Under a restricted stock award, we issue shares of our Common Stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our Plan.

Other Share-Based Awards and Cash Awards

The Committee may make other forms of equity-based awards under our Plan, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our Plan authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

Merger, Consolidation or Asset Sale

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the Plan, unless provisions are made in connection with such transaction for the continuance of the Plan and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

Change in Capitalization

If the Company shall effect a subdivision or consolidation of shares of Common Stock or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of Common Stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Each of the Plan will terminate ten years after the earlier of (i) the date that each such Plan is adopted by the Board, or (ii) the date that each such Plan is approved by the Stockholders, except that awards that are granted under the applicable Plan prior to its termination will continue to be administered under the terms of the that Plan until the awards terminate, expire or are exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, and Series A Preferred Convertible Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock or Series A Preferred Convertible Stock (“Series A Preferred”), (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after April 28, 2025 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The Certificate of Designation of the Series A Preferred contains a blocker which prohibits the conversion of the Series A Preferred into shares of common stock if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of Common Stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time (the “4.99% Beneficial Ownership Limitation”); provided, however, that, upon the holder providing the Company with sixty-one (61) days’ advance notice (the “4.99% Waiver Notice”) that the holder would like to waive the 4.99% Beneficial Ownership Limitation with regard to any or all shares of common stock issuable upon conversion of the Series A Preferred, the 4.99% Beneficial Ownership Limitation will be of no force or effect with regard to all or a portion of the Series A Preferred referenced in the 4.99% Waiver Notice but shall in no event waive the 9.99% Beneficial Ownership Limitation (the “9.99% Beneficial Ownership Limitation”). The paragraph forgoing constituting the (“Series A Blocker”).

The Certificate of Designation of the Series B Preferred contains a blocker which prohibits the conversion of the Series B Preferred into shares of common stock if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of Common Stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time (the “4.99% Beneficial Ownership Limitation”); provided, however, that, upon the holder providing the Company with sixty-one (61) days’ advance notice (the “4.99% Waiver Notice”) that the holder would like to waive the 4.99% Beneficial Ownership Limitation with regard to any or all shares of common stock issuable upon conversion of the Series B Preferred, the 4.99% Beneficial Ownership Limitation will be of no force or effect with regard to all or a portion of the Series B Preferred referenced in the 4.99% Waiver Notice but shall in no event waive the 9.99% Beneficial Ownership Limitation (the “9.99% Beneficial Ownership Limitation”). The paragraph forgoing constituting the (“Series B Blocker”).

The information set forth in the table below is based on 9,504,314 shares of our Common Stock, 156,393 shares of Series A Preferred, and 15,700 shares of Series B Preferred issued and outstanding on April 15, 2025. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 28, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Thumzup™ Media Corporation, 10557-B Jefferson Boulevard, Culver City, CA 90232.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Owned		Percentage of Series A Preferred Beneficially Owned	Number of Shares of Series B Preferred Owned		Percentage of Series B Preferred Beneficially Owned	% of Total Voting Power
Directors and Named Executive Officers
Robert Steele	3,245,405	(1)	34.24%	-		-	-		-	34.24%
Robert Haag (2)	473,037	(3)	4.99%	32,852	(4)	21.01%	1,000	(5)	6.37%	4.99%
Isaac Dietrich	81,033	(6)	0.85%	807		0.52%	-		-	0.85%
Joanna Massey	164,817	(7)	1.74%	1,615		1.03%	800		5.10%	1.74%
Paul Dickman	159,710	(8)	1.68%	-		-	-		-	1.68%
All directors and named executive officers as a group (5 people)	4,124,002		43.50%	35,274		22.55%	1,800		11.46%	43.50%
Other 5% Stockholder
Daniel Lupinelli	1,400,223	(9)	14.77%	-		-	-		-	-%
Joe Thomas (10)	732,126	(11)	7.70%	58,306	(12)	37.28%	-		-	7.70%
Andrew Haag (13)	939,330	(14)	9.88%	58,790	(15)	37.59%	1,000	(16)	6.37%	9.88%

(1) Consists of (i) 3,104,780 shares of common stock and (ii) 140,625 shares of common stock underlying options at $5.00/share which will vest within 60 days of April 28, 2025. Excludes 359,375 shares of common stock underlying unvested options at $5.00/share.

(2) Robert Haag, a Director of the Company, is the Managing Member and sole owner of Westside Strategic Partners, LLC (“Westside”). Robert Haag has voting control and investment discretion over securities held by Westside. As such, Robert Haag may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Westside.

(3) Consists of (i) 299,976 shares of common stock held by Westside, (ii) 125 shares of common stock held by Robert Haag, (iii) 120,000 shares of common stock underlying options to purchase common stock at $5.00/share and (iii) 52,936 shares of common stock underlying 32,852 shares of Series A Preferred held by Westside. Excludes (i) 439,844 shares of common stock underlying 32,852 shares of Series A Preferred held by Westside as such conversion is prohibited by the Series A Blocker and (ii) 12,500 shares of common stock underlying 1,000 shares of Series B Preferred held by Westside as such conversion is prohibited by the Series B Blocker.

(4) Consists of 32,852 shares of Series A Preferred held by Westside.

(5) Consists of 1,000 shares of Series B Preferred held by Westside.

(6) Consists of (i) 26,740 shares of common stock, (ii) 12,105 shares of common stock underlying 807 shares of Series A Preferred and (iii) 42,188 shares of common stock underlying options at $5.00/share which will vest within 60 days of April 15, 2025. Excludes 107,812 shares of common stock underlying unvested options at $5.00/share.

(7) Consists of (i) 10,592 shares of common stock, (ii) 120,000 shares of common stock underlying options to purchase common stock at $5.00/share (iii) 24,225 shares of common stock underlying 1,615 shares of Series A Preferred, and (iv) 10,000 shares of common stock underlying 800 shares of Series B Preferred.

(8) Consists of (i) 21,710 shares of common stock and (ii) 138,000 shares of common stock underlying options to purchase common stock at $5.00/share.

(9) Consists of 1,400,223 shares of common stock held by Mr. Lupinelli. Pursuant to a non-vote agreement, Mr. Lupinelli may not vote his shares in any corporate actions.

(10) Joe Thomas is the Managing Member of SLS Group, LLC (“SLS”) and is also the President of Classic Solutions Corp (“Classic”). Joe Thomas has voting control and investment discretion over securities held by SLS and Classic. As such, Joe Thomas may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by SLS and Classic. The address of Mr. Thomas is 4580 S Thousand Oaks Drive Salt Lake City, UT 84124.

(11) Consists of (i) 219,723 shares of common stock held by SLS and (ii) 512,403 shares of common stock held by Classic. Excludes (i) 437,310 shares of common stock underlying 29,154 shares of Series A Preferred held by SLS and (ii) 437,280 shares of common stock underlying 29,152 shares of Series A Preferred held by Classic as such conversion is prohibited by the Series A Blocker.

(12) Consists of 29,154 shares of Series A Preferred held by SLS and 29,152 shares of Series A Preferred held by Classic.

(13) Andrew Haag is the Managing Member of Hampton Growth Resources, LLC (“HGR”). Andrew Haag has voting control and investment discretion over securities held by HGR. As such, Andrew Haag may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by HGR. The address of Mr. Haag is 1688 Meridian Ave, Ste 700 Miami Beach, FL 33139.

(14) Consists of 939,330 shares of common stock held by HGR. Excludes (1) 881,850 shares of common stock underlying 58,790 shares of Series A Preferred held by HGR as such conversion is prohibited by the Series A Blocker (ii) 12,500 shares of common stock underlying 1,000 shares of Series B Preferred held by HGR as such conversion is prohibited by the Series B Blocker.

(15) Consists of 58,790 shares of Series A Preferred held by HGR.

(16) Consists of 1,000 shares of Series B Preferred held by HGR.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the below, from January 1, 2023 through the date of this Annual Report on Form 10-K/A, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this Annual Report on Form 10-K/A.

On November 18, 2022, the Company entered into a Media Relations Services Agreement (the “Media Relations Services Agreement”) with Elev8 New Media, LLC (“Elev8”), of which one of our directors, Robert Haag, is a member. Under the terms of the agreement, the Company paid Elev8 $6,500 per month for six months and the Media Relations Services Agreement automatically renewed into consecutive monthly periods unless either party provided 30 days written notice of cancellation. This price was a discounted rate off Elev8’s normal monthly price of $9,500 per month. In addition to the monthly fee, through November 30, 2023, the Company paid Elev8 an aggregate of $25,000 for a social media marketing campaign and an aggregate of $15,000 for marketing aimed at garnering more advertisers and users for its AdTech platform and mobile app, with an additional objective to increase the number of followers for the Company’s social media accounts. The vast majority of the funds paid to Elev8 for the social media campaign and marketing plan were spent with Meta, Google and other social media companies. Thumzup suspended the Media Relations Agreement with Elev8 on October 31, 2023.

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

On March 15, 2025, Westside received 627 shares of Series A Preferred and 337 shares of common as dividends due under the Series A and Series B Preferred Certificates of Designation, respectively.

On March 15, 2025, Joanna Massey received 31 shares of Series A Preferred and 270 shares of common as dividends due under the Series A and Series B Preferred Certificates of Designation, respectively.

On March 15, 2025, Isaac Dietrich received 15 shares of Series A Preferred as dividends due under the Series A Preferred Certificate of Designation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are approximate fees for services rendered by Haynie, our independent registered public accounting firm, for the fiscal years ended December 31, 2024, and December 31, 2023.

	Haynie
	2024	2023
Audit Fees	$70,000	$27,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Totals	$70,000	$27,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Haynie for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2024 and 2023 were $70,000 and $27,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by Haynie that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2024 and 2023 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2024 and 2023 was $0 and $0, respectively, for Haynie.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2024 and 2023 were $0 and $0, respectively, for Haynie.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2025.

THUMZUP MEDIA CORPORATION

By:	/s/ Robert Steele
Robert Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ Isaac Dietrich
Isaac Dietrich Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	April 30, 2025
Robert Steele	Chairman of the Board of Directors

/s/ Isaac Dietrich	Chief Financial Officer	April 30, 2025
Isaac Dietrich	(Principal Financial and Accounting Officer)

/s/ Robert Haag	Director	April 30, 2025
Robert Haag

/s/ Joanna Massey	Director	April 30, 2025
Joanna Massey

/s/ Paul Dickman	Director	April 30, 2025
Paul Dickman

