Form 10-Q
period 2025-03-31
THUMZUP MEDIA Corp
filed 2025-05-15
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,508,794 shares of common stock issued and outstanding as of May 13, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

March 31, 2025

THUMZUP MEDIA CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)

ASSETS
Current assets:
Cash	$1,035,179	$4,680,840
Receivables	252	17,037
Prepaid expenses	254,242	141,300
Total current assets	1,289,673	4,839,177

Property and equipment, net	13,675	14,660
Digital assets, net	1,577,399	-
Capitalized software costs, net	299,220	248,627

Total assets	$3,179,967	$5,102,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$328,152	$233,255
Accrued payroll and related	55,592	101,948
Total current liabilities	383,744	335,203

Total liabilities	383,744	335,203

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45,000 stated value, 1,000,000 shares authorized; 156,393 and 153,411 shares issued and outstanding, respectively	156	153
Preferred stock - Series B, $0.001 par value, $50,000 stated value, 40,000 shares authorized; 15,700 and 16,100 shares issued and outstanding, respectively	16	16
Common stock, $0.001 par value, 250,000,000 shares authorized; 9,479,709 and 9,400,535 shares issued and outstanding, respectively	9,480	9,401
Treasury stock, at cost; 79,377 and 0 shares of common stock, respectively	(298,207)	-
Additional paid in capital	14,931,573	14,449,399
Accumulated deficit	(11,846,795)	(9,691,708)
Total stockholders’ equity	2,796,223	4,767,261

Total liabilities and stockholders’ equity	$3,179,967	$5,102,464

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$151	$405

Operating Expenses:
Sales and marketing	708,948	51,765
Research and development	75,459	37,423
General and administrative	917,474	221,926
Depreciation and amortization	34,212	17,238
Total Operating Expenses	1,736,093	328,352

Loss From Operations	(1,735,942)	(327,947)

Other Income (Expense):
Impairment of intangible asset (bitcoin)	(537,253)
Unrealized gain on intangible asset (bitcoin)	113,406
Interest income (expense)	24,327	-
Total Other Income (Expense)	(399,520)	-

Net Loss Before Income Taxes	(2,135,462)	(327,947)

Provision for Income Taxes (Benefit)	-	-

Net Loss	$(2,135,462)	$(327,947)
Dividends on preferred stock	(19,625)	(2,765)

Net Loss Attributable to Common Stockholders	$(2,155,087)	$(330,712)

Net Income (Loss) Per Common Share:
Basic	$(0.22)	$(0.04)
Diluted	$(0.22)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	9,412,260	7,684,862
Diluted	9,412,260	7,684,862

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Common Stock		Stock,	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	In Capital	Deficit	Total

Balance at December 31, 2024	153,411	$153	16,100	$16	9,400,535	$9,401	$-	$14,449,399	$(9,691,708)	$4,767,261
Common Stock issued and options for services rendered and to be rendered	-	-	-	-	68,881	69	-	462,562	-	421,178
Common Stock issued for Series B dividend	-	-	-	-	5,293	5	-	19,620	-	19,625
Common Stock issued for Series B conversion	-	-	(400)	-	5,000	5	-	(5)	-	-
Preferred Series A issued for dividends	2,982	3	-	-	-	-	-	(3)	-	-
Purchases of Treasury Stock	-	-	-	-	-	-	(298,207)	-	-	(298,207)
Net loss attributable to Common Stockholders									(2,155,087)	(2,155,087)
Balance at March 31, 2025	156,393	$156	15,700	$16	9,479,709	$9,480	$(298,207)	$14,931,573	$(11,846,795)	$2,796,223

	Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Common Stock		Stock,	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	In Capital	Deficit	Total

Balance at December 31, 2023	142,769	$143	-	$-	7,656,488	$7,656	$-	$6,033,331	$(5,691,803)	$349,327
Common Stock issued for cash, net	-	-	-	-	36,256	36	-	160,182	-	160,218
Common Stock issued for services rendered and to be rendered	-	-	-	-	19,000	19	-	108,701	-	108,720
Common Stock issued for Preferred Series A conversion	(556)	(1)	-	-	8,340	8	-	(7)	-	-
Preferred Series B issued for cash	-	-	3,800	4	-	-	-	189,996	-	190,000
Preferred Series A issued for dividends	2,765	3	-	-	-	-	-	2,762	(2,765)	-
Net loss									(327,947)	(327,947)
Balance at March 31, 2024	144,978	$145	3,800	$4	7,720,084	$7,720	$-	$6,494,965	$(6,022,515)	$480,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss attributable to common stockholders	$(2,155,087)	$(327,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,212	17,238
Stock issued for services	272,748	14,009
Impairment of intangible asset (bitcoin)	537,253
Unrealized gain on intangible asset (bitcoin)	(113,406)	-
Changes in operating assets and liabilities:
Receivables	16,785	-
Prepaid expenses	193,648	(28,908)
Accrued payroll and related	(94,898)	-
Accounts payable and accrued expenses	46,356	2,752
Net cash used in operating activities	(1,262,389)	(322,856)

Cash flows from investing activities:
Purchases of intangibles (Bitcoin)	(2,001,246)	-
Capitalized software costs	(83,819)	(60,900)
Net cash used in investing activities	(2,085,065)	(60,900)

Cash flows from financing activities:
Purchases of treasury stock	(298,207)	-
Proceeds from sale of common stock	-	161,846
Proceeds from sale of preferred stock - Series B	-	190,000
Costs incurred for equity sales	-	(1,629)
Proceeds from loan - related party	-	-
Net cash (used in) provided by financing activities	(298,207)	350,217

Net (decrease) increase in cash	(3,645,661)	(33,539)

Cash, beginning of period	4,680,840	259,212

Cash, end of period	$1,035,179	$225,673

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$3	$2,765
Prepaid expenses paid for by issuance of common stock	$189,883	$104,900
Common shares issued for Preferred Series B dividends	$5	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Thumzup Media Corporation

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2025

Note 1 - Business Organization and Nature of Operations

Thumzup Media Corporation (“Thumzup” or the “Company”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Los Angeles, California. The Company’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media. Thumzup’s mission is to democratize social media marketing by connecting advertisers with non-professional people, who can be paid for their posts about products and services they love through its technology which utilizes a proprietary mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

NOTE 2 – Going Concern and Management’s Liquidity Plans

As of March 31, 2025, the Company had cash of $1,035,179 and working capital of $905,928. The Company utilized $1,262,389 in cash for operating activities during the three months ended March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

Under the Company’s Treasury Reserve Policy and bitcoin strategy, it has used a significant portion of its cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. As of March 31, 2025, the Company held approximately 19.106 bitcoins, all of which are unencumbered. The Company believes its substantial bitcoin holdings can serve as a source of liquidity, if necessary.

The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting the Company’s operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will be impacted by market conditions and the price of the Company’s common stock.

Accordingly, the accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the condensed financial statements are issued. The carrying amounts of assets and liabilities presented in the unaudited condensed financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim unaudited condensed financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 11, 2025, as amended on Form 10-K/A on April 30, 2025 (the “Annual Report”). The December 31, 2024, balance sheet is derived from those financial statements.

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

As of March 31, 2025, and December 31, 2024, the Company’s cash and cash equivalents consisted of $1,035,179 and $4,680,840, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2025, and December 31, 2024, the uninsured balances amounted to $20,018 and $3,772,766 , respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services to store its bitcoin. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held by the Company. If the carrying value of a bitcoin exceeds that lowest price, an impairment loss has occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Digital asset impairment losses (gains on sale), net” in the Company’s Statements of Operations. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they are presented net of any impairment losses in the Company’s Statements of Operations. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoins sold immediately prior to sale.

See Note 4, Digital Assets, to the Financial Statements for further information regarding the Company’s purchases of digital assets.

Prepaid Expenses

As of March 31, 2025, and December 31, 2024, the Company had $254,242 and $141,300 in prepaid expenses, respectively. The Company’s prepaid expenses as of December 31, 2024, primarily consisted of premiums on insurance policies.

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

The estimated useful life for computer equipment is three years. The Company evaluates the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended March 31, 2025, and 2024 was $985 and $658, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2025, and 2024, the Company capitalized $83,819 and $60,900 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $33,227 and $6,373 for the three months ended March 31, 2025, and 2024, respectively. The balance of capitalized software was $299,220 and $248,627, net of accumulated amortization of $153,943 and $120,716 at March 31, 2025, and December 31, 2024, respectively.

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

The Company derives its revenue principally from service fees paid by the client for the use of our platform in connection with our advertising technology platform which incentivizes users to leave reviews of our clients. The Company’s sole performance obligation in the transaction is to connect clients with end-users to facilitate the completion of a successful review on the user’s social media accounts.

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). The Company has concluded that it is the agent in its current transactions as it arranges for users to provide the service to the clients and the users post reviews on social media accounts controlled by the users. The assessment of whether the Company is considered the principal or the agent in a transaction could impact the accounting for these transactions and change the timing and amount of revenue recognized. The percentage fee the Company charges is not variable.

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

The Company has no tax positions as of March 31, 2025, and December 31, 2024, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the three months ending March 31, 2025, and 2024, the Company recognized no interest and penalties.

Share-based Compensation

The Company maintains its 2024 Equity Incentive Plan (as amended, the “2024 Equity Plan”), under which, the Company’s employees, officers, directors, and other eligible participants may be and have been awarded various types of share-based compensation, including options to purchase shares of the Company’s common stock, restricted stock units, and other stock-based awards. Additionally, under the 2024 Equity Plan, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof.

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

The Company recognizes share-based compensation expense for service-conditioned awards granted under the 2024 Equity Plan on a straight-line basis over the requisite service period (generally, the vesting period for service-conditioned awards under the 2024 Equity Plan).

See Note 7, Stock Options, to the Financial Statements for further information regarding the 2024 Equity Plan, related share-based compensation expense, and assumptions used in determining fair value.

Treasury Stock

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

The Company accounts for Treasury Stock at cost.

During the three months ended March 31, 2025, the Company repurchased 79,377 shares of common stock for approximately $298,207 under its share repurchase authorization.

As of March 31, 2025, and December 31, 2024, the Company had $298,207 and $0 in Treasury Stock, respectively.

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

The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2025, and 2024, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2025	2024
Common shares issuable upon exercise of options	1,223,000	-
Common shares issuable upon exercise of warrants	71,250	-
Common shares issuable upon conversion of preferred stock	2,542,145	2,212,670
Total potentially dilutive shares	3,836,395	2,212,670

Recent Accounting Pronouncements

Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025, on a prospective basis.

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

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025, on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025, and is currently evaluating the impact of this guidance on its disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure(s) of a segment’s profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment’s profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 for interim periods beginning January 1, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – Digital Assets

The following table summarizes the Company’s digital asset holdings, as of:

	March 31, 2025	December 31, 2024
Approximate number of bitcoins held	19.10613241	-
Digital assets carrying value	$1,577,399	$-
Cumulative digital asset impairment losses	$423,847	$-

The carrying value on the Company’s Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through March 31, 2025, and December 31, 2024, respectively, and not as of March 31, 2025, or December 31, 2024, respectively.

The following table summarizes the Company’s digital asset purchases, digital asset sales, digital asset impairment losses, and gains on sale of digital assets for the periods indicated:

	March 31, 2025	March 31, 2024
Approximate number of bitcoins purchased	19.10613241	-
Approximate number of bitcoins sold	-	-
Digital asset purchases	$2,001,246	$-
Digital asset sales	$-	$-
Digital asset impairment losses	$(537,253)	$-
Gains on sale of digital assets	$-	$-

Note 5 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred

Starting on September 21, 2022, the Company entered into securities purchase agreements with four accredited investors, pursuant to which the Company sold 16,446 Shares of its Series A Preferred Convertible Voting Stock (the “Series A Preferred”) at a per share price of $45.00 per preferred share and received gross proceeds of $740,000.

On September 21, 2022, the Company filed a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock with the Secretary of State of the State of Nevada designating 1,000,000 shares of its preferred stock as Series A Preferred. On September 26, 2022, the Company submitted an Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock with the Secretary of State of Nevada (as amended and restated, the “Series A Certificate of Designation”).

Pursuant to the Series A Certificate of Designations, each holder of the Series A Preferred has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series A Preferred into the number of shares of common stock. Each share of Series A Preferred is initially convertible into 15 shares of common stock at a reference rate of $3.00 per share of common stock, subject to adjustments set forth in the Series A Certificate of Designations.

The holders of Series A Preferred are entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $0.875 per share per quarter. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the Common Stock on the Trading Day prior to the issuance of the dividend is below the Reference Rate, in which case the Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Series A Certificate of Designations.

On March 15, 2025, the Company issued 2,982 Dividend Shares.

As March 31, 2025, and December 31, 2024, the Company had 156,393 and 153,411 shares of Series A Preferred issued and outstanding, respectively.

Series B Preferred

On March 5, 2024, the Company filed a Certificate of Designation (the “Series B Certificate of Designation”) with the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred (“Series B Preferred”).

From March 14 to March 28, 2024, the Company entered into securities purchase agreements with accredited investors, pursuant to which the Company issued 3,800 shares of Series B Preferred for cash proceeds of $190,000.

Pursuant to the Series B Certificate of Designations, each holder of the Series B Preferred has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into the number of shares of Common Stock. Each share of Series B Preferred is initially convertible into 10 shares of common stock at a reference rate of $5.00 per share of Common Stock, subject to adjustments to set forth in the Series B Certificate of Designations.

Upon the Company’s up-listing to the Nasdaq Capital Market, the Series B Preferred became convertible at $4.00 per share and the downside price protections were eliminated. On March 29, 2025, certain call protection provisions in the Series B Preferred went into effect, providing that if the common stock trades at a 100% premium to the conversion price of the Series B Preferred for 10 days or more, the Company can force the conversion of the Series B Preferred into shares of common stock. The Company has agreed to pay the costs of Rule 144 legal opinions for the holders of the Series B Preferred.

The holders of Series B Preferred are entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $1.25 per share per quarter. If paid in kind, the number of shares of common stock issued for the dividend shall be equal to the quotient of the dividend payable divided by the volume weighted average price on the dividend date.

On February 25, 2025, a holder converted 400 shares of Series B Preferred into 5,000 shares of common stock.

On March 15, 2025, the Company issued 5,293 shares of common stock with a value of $19,620 as a dividend for the Series B Preferred.

As of March 31, 2025 and December 31, 2024, the Company had 15,700 and 16,100 shares of Series B Preferred issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share.

During the three months ended March 31, 2025, the Company issued 68,881 shares of common stock with a fair market value of $421,109 for services rendered and to be rendered to the Company.

During the three months ended March 31, 2025, the Company issued 5,000 shares of common stock upon the conversion of 400 shares of Series B Preferred.

During the three months ended March 31, 2025, the Company issued 5,293 shares of common stock with a value of $19,620 as a dividend for the Series B Preferred.

As of March 31, 2025, and December 31, 2024, the Company had 9,479,709 and 9,400,535 shares of common stock issued and outstanding, respectively.

Treasury Stock

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

During the three months ended March 31, 2025, the Company repurchased 79,377 shares of common stock for approximately $298,207 under its share repurchase program.

As of March 31, 2025, and December 31, 2024, the Company had $298,207 and $0 in Treasury Stock, respectively.

Note 6 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 7 – Stock Options

The Company’s stockholders approved our 2024 Equity Incentive Plan (the “Plan”) in May 2024. In July 2024, the Company’s stockholders amended the Plan to increase the number of shares issuable thereunder to 2,000,000. As of March 31, 2025, the Company had 682,967 shares of common stock available for future issuance under the Plan.

The Plan provide for the grant of incentive stock options to our employees and our subsidiaries’ employees, and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The Plan also provides that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plan.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of the options.

On January 15, 2025, the Company issued options to purchase 40,000 shares of common stock with a $5.00 exercise price with a fair value of $132,651. The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149.21%, (3) risk-free interest rate of 4.59%, and (4) expected life of 10 years.

There were no options exercised during the three months ended March 31, 2025, and 2024, respectively.

A summary of the stock option activity for the three months ended March 31, 2025, and 2024, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,183,000	$5.06	9.83	$-
Granted	40,000	5.00	9.80	$-
Exercised	-
Cancelled/Exchanged	-
Outstanding at March 31, 2025	1,223,000	$5.06	9.59	$-
Exercisable at March 31, 2025	609,563	$5.03	9.59	$-

A summary of the stock options outstanding at March 31, 2025, is as follows:

Exercise Price	Options Outstanding	Weighted Avg. Remaining Life	Options Exercisable
$5.00	1,068,000	9.59	570,813
5.47	155,000	9.59	38,750
	1,223,000	9.59	609,563

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $4.04 as of March 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2025, and 2024 was $241,864 and $0, respectively. Unrecognized compensation expense was $2,897,697 as of March 31, 2025.

Note 8 – Warrants

A summary of the warrant activity for the three months ended March 31, 2025, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	71,250	$6.25	5.00	$-
Granted	-
Exercised	-	-	-	-
Cancelled/Exchanged	-
Outstanding at March 31, 2025	71,250	$6.25	4.75	$-
Exercisable at March 31, 2025	71,250	$6.25	4.75	$-

A summary of the warrants outstanding at March 31, 2025, is as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$6.25	71,250	4.75	71,250
	71,250	4.75	71,250

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $4.04 as of March 31, 2025, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

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

Note 10 – Related Party Transactions

On March 15, 2025, Westside Strategic Partners, LLC (“Westside”), controlled by our director, Robert Haag, received a dividend of 627 shares of Series A Preferred, per the terms of the Company’s Series A Certificate of Designation.

On March 15, 2025, Westside received a dividend of 337 shares of common stock pursuant to the Series B Certificate of Designation.

On March 15, 2025, Isaac Dietrich received a dividend of 15 shares of Series A Preferred, per the terms of the Series A Certificate of Designation.

On March 15, 2025, Joanna Massey received a dividend of 31 shares of Series A Preferred, per the terms of the Series A Certificate of Designation.

On March 15, 2025, Joanna Massey received a dividend of 270 shares of common stock pursuant to the Series B Certificate of Designation.

Note 11 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

From April 1 to May 12, 2025, the Company issued 1,980 shares of common stock under its 2024 Equity Incentive Plan for services rendered and to be rendered to the Company.

From April 1 to May 12, 2025, the Company issued 15,000 shares of common stock for the conversion of 1,200 shares of Series B Preferred Stock.

From April 1 to May 12, 2025, the Company issued 12,105 shares of common stock for the conversion of 807 shares of Series A Preferred Stock.

On April 29, 2025, holders of a majority of the outstanding voting securities of the Company approved the following actions by majority consent: (i) electing five directors to serve until our next annual meeting of Stockholders or until their successor is duly elected and qualified; (ii) approving the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) and the reservation of up to 2,000,000 shares of the Company’s Common Stock, par value $0.001 (the “Common Stock”) for issuance thereunder, subject to certain conditions; (iii) ratifying the appointment of Haynie & Company as our independent registered public accounting firm for the fiscal year ending December 31, 2025; (iv) approving, on an advisory basis, the compensation paid to our named executive officers; (v) approving the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 20% below the market price of our common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d); and (vi) approving any change of control that could result from the potential issuance of securities in the non-public offerings following effectiveness of Action No. 5, as required by and in accordance with Nasdaq Marketplace Rule 5635(b). The foregoing actions will become effective no sooner than 20 days after a definitive Information Statement has been distributed to the shareholders of the Company.

On May 12, 2025, the Company entered into that certain Master Loan Agreement (the “MLA”) with Coinbase Credit, Inc. (“Coinbase”) and Coinbase, Inc., pursuant to which the Company and Coinbase may enter into transactions (each such transaction, a “Loan”) in which Coinbase will lend to the Company certain Digital Assets or Cash against a transfer of Collateral (each as defined in the MLA). Pursuant to the MLA, the Company and Coinbase shall agree on the terms of the Loan, and Coinbase shall confirm such Loan by sending a confirmation to the Company. Unless otherwise agreed, the Company will transfer to Coinbase the Collateral with a market value at least equal to the margin percentage of the market value of the Loaned Asset (as defined in the MLA).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this quarterly report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to manage credit and debt structures from debt holders;

●	our ability to generate revenues and manage the growth of our business;

●	competitive pressures;

●	general economic conditions;

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”); and

●	compliance with laws and regulations, including those relating to corporate governance matters and tax matters, as well as any future changes to such laws and regulations.

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

OVERVIEW

Thumzup Media Corporation (“Thumzup” or “Company”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Los Angeles. The Company’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media. Thumzup mission is to democratize social media marketing by connecting advertisers with non-professional people, who can be paid for their posts about products and services they love through its technology which utilizes a proprietary mobile app (the “App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online.

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the three months ended March 31, 2025, and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

Recent Developments

Coinbase Master Loan Agreement

On May 12, 2025, the Company entered into that certain Master Loan Agreement (the “MLA”) with Coinbase Credit, Inc. (“Coinbase”) and Coinbase, Inc., pursuant to which the Company and Coinbase may enter into transactions (each such transaction, a “Loan”) in which Coinbase will lend to the Company certain Digital Assets or Cash against a transfer of Collateral (each as defined in the MLA). Pursuant to the MLA, the Company and Coinbase shall agree on the terms of the Loan, and Coinbase shall confirm such Loan by sending a confirmation to the Company. Unless otherwise agreed, the Company will transfer to Coinbase the Collateral with a market value at least equal to the margin percentage of the market value of the Loaned Asset (as defined in the MLA). See “Liquidity and capital resources – Coinbase Master Loan Agreement” herein.

Available Information:

Thumzup™ is located at 10557-B Jefferson Blvd, Culver City, CA 90232. Our telephone number is (800) 403-6150 and our Internet website address is www.thumzupmedia.com.

We file or furnish electronically with the U.S. Securities and Exchange Commission (“SEC”) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. These reports are also accessible through the SEC website at www.sec.gov. Information contained on or accessible through our website, www.thumzupmedia.com, is not incorporated into, and does not form a part of, this Quarterly Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025, AND 2024

The following table sets forth certain selected unaudited condensed statements of operations data for the three months ended March 31, 2025, and 2024.

	For the Three Months ended March 31,
	2025	2024	$ Change	% Change
Revenues	$151	$405	$(254)	(62.72)%

Operating Expenses	1,736,093	328,352	1,407,741	428.73%

Loss from Operations	(1,735,942)	(327,947)	(1,407,955)	429.34%

Other Income (Expense)	(399,520)	-	(399,520)	-%

Net (Loss) Attributable to Common Stockholders	$(2,155,087)	$(330,712)	$(1,824,375)	551.65%

Revenues

The Company generated revenues of $151 and $405 for the three months ended March 31, 2025, and 2024, respectively, a decrease of $254. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the three months ended March 31, 2025, and 2024, the Company incurred operating expenses of $1,736,093 and $328,352, respectively, an increase of $1,407,955. The increase in operating expenses was caused by: marketing expenses increasing by $657,183 from $51,765 during the three months ended March 31, 2024, to $708,948 during the same period in 2025, general and administrative expenses increasing by $695,548 from $221,926 during the three months ended March 31, 2024, to $917,474 during the same period in 2025, depreciation and amortization expenses increasing by $16,974 from $17,238 during the three months ended March 31, 2024, to $34,212 during the same period in 2025, and an increase in research and development expenses of $38,036 from $37,423 during the three months ended March 31, 2024, to $75,459 during the same period in 2025.

Net Loss from operations

The Company realized a net loss from operations before income taxes of $1,735,942 and $327,947 for the three months ended March 31, 2025, and 2024, respectively, an increase of $1,407,955 for the reasons stated above in the section “Operating Expenses.”

Other expenses

For the three months ended March 31, 2025, and 2024, the Company had $24,327 and $- in interest income, respectively. There was loss on the impairment on intangible assets (bitcoin) of $537,253 and $0 during the three months ended March 31, 2025, and 2024, respectively. Additionally, there was unrealized gains on intangible assets (bitcoin) of $113,406 and $0 during the three months ended March 31, 2025, and 2024, respectively.

Net Loss attributable to common stockholders

The Company realized a net loss attributable to common stockholders of $2,155,087 and $330,712 for the three months ended March 31, 2025 and 2024, respectively, an increase of $1,824,375 for the reasons stated above in the section “Operating Expenses.”

Liquidity and capital resources

As of March 31, 2025, and December 31, 2024, the Company had cash in the amount of $1,035,179 and $4,680,840, respectively. As of March 31, 2025, and December 31, 2024, the Company had stockholders’ equity of $2,796,223 and $4,767,261, respectively.

The Company’s accumulated deficit was $(11,846,795) and $(9,691,708) as of March 31, 2025, and December 31, 2024, respectively.

The Company used net cash in operating activities of $1,262,389 and $322,856 for three months ended March 31, 2025, and 2024, respectively.

Net cash used in investing activities for three months ending March 31, 2025, and 2024 was $2,085,065 and $60,900, respectively. During the three months ended March 31, 2025, we invested $2,001,065 and $83,819 in the purchase of intangible assets (bitcoin) and capitalized development costs, respectively. During the three months ended March 31, 2024, we invested $60,900 in capitalized development costs.

There was cash used in financing activities for the three months ended March 31, 2025, of $298,207, comprised of cash used to repurchase treasury stock of $298,207. Net cash provided by financing activities was $350,217 for the three months ended March 31, 2024, comprised of $190,000 from the sale of preferred stock and $161,846 from the sale of common stock, net offering expenses of $1,789.

Capital Resources

As of March 31, 2025, we had cash on hand of $1,035,179. We currently have minimal sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Going Concern and Required Capital over the Next Fiscal Year

As of March 31, 2025, the Company had cash of $1,035,179 and working capital of $905,928. The Company utilized $1,262,389 in cash for operating activities during the three months ended March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

Under our Treasury Reserve Policy and bitcoin strategy, we have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. As of March 31, 2025, we held approximately 19.106 bitcoins, all of which are unencumbered. We believe our substantial bitcoin holdings can serve as a source of liquidity, if necessary.

The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will be impacted by market conditions and the price of the Company’s common stock.

Accordingly, the accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the condensed financial statements are issued. The carrying amounts of assets and liabilities presented in the unaudited condensed financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Series A Preferred Stock

On September 21, 2022, we entered into a Securities Purchase Agreement with four accredited investors (the “Series A Securities Purchase Agreement”). Pursuant to the Series A Securities Purchase Agreement, the company sold 16,446 Shares of its Series A Preferred Convertible Voting Stock (the “Series A Preferred”) at a per share price of $45.00 per preferred share and received gross proceeds of $740,000.

On September 21, 2022, the Company filed with the Secretary of State of Nevada the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock, which was amended and restated on September 26, 2022 (the “Series A Certificate of Designation”).

Pursuant to the Certificate of Designations, the Company designated 1,000,000 shares of preferred stock as Series A Preferred. The Series A Preferred votes together with the common stock of the Company on an as-converted basis, provided that each holder of Series A Preferred shall be limited to voting the number of votes that is 9.99% of all shares entitled to vote, except as required by law.

Subject to the provisions of Section 4 of the Series A Certificate of Designation, each holder shall have the right, at any time and from time to time, at such holder’s option, to convert any or all of such holder’s shares of Series A Preferred into the number of shares of common stock as set forth herein. Each share of Series A Preferred initially converts into 15 shares of common stock (the “Conversion Rate”) at a reference rate of $3.00 per share of common stock (the “Reference Rate”) subject to adjustments set forth in Sections 4(g) and (h) of the Series A Certificate of Designation.

The holders of Series A Preferred shall be entitled to receive, in cash or in-kind at Company’s election, in an amount equal to $3.50 per share. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Series A Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the common stock on the trading day prior to the issuance of the dividend is below the Reference Rate, in which case the Series A Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Series A Certificate of Designations.

The Series A Preferred was offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

Under the Series A Certificate of Designations, at no time may all or a portion of the Series A Preferred be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the Holder at such time, the number of shares of Common Stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time (the “4.99% Beneficial Ownership Limitation”); provided, however, that, upon the holder providing the Company with sixty-one (61) days’ advance notice (the “4.99% Waiver Notice”) that the holder would like to waive Section 4(f) of the Series A Certificate of Designations with regard to any or all shares of common stock issuable upon conversion of the Series A Preferred, Section 4(f) will be of no force or effect with regard to all or a portion of the Series A Preferred referenced in the 4.99% Waiver Notice but shall in no event waive the 9.99% Beneficial Ownership Limitation.

Series B Preferred Stock

On March 5, 2024, the Company filed a Certificate of Designation (the “Series B Certificate of Designation”) with the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred Stock (“Series B Preferred”).

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

Pursuant to the Series B Certificate of Designations, each holder of the Series B Preferred has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into the number of shares of Common Stock. Each share of Series B Preferred is initially convertible into 10 shares of common stock at a reference rate of $5.00 per share of Common Stock, subject to adjustments to set forth in the Series B Certificate of Designations.

Upon the Company’s up-listing to Nasdaq, the Series B Preferred became convertible at $4.00 per share and the downside price protections were eliminated. On March 29, 2025, certain call protection provisions in the Series B Preferred went into effect, providing that if the common stock trades at a 100% premium to the conversion price of the Series B Preferred for 10 days or more, the Company can force the conversion of the Series B Preferred into shares of common stock. The Company has agreed to pay the costs of Rule 144 legal opinions for the holders of the Series B Preferred.

The holders of Series B Preferred are entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $1.25 per share per quarter. If paid in kind, the number of shares of common stock issued for the dividend shall be equal to the quotient of the dividend payable divided by the volume weighted average price on the dividend date. The Series B Preferred was offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

Coinbase Master Loan Agreement

On May 12, 2025, the Company entered into that certain MLA with Coinbase and Coinbase, Inc., pursuant to which the Company and Coinbase may enter into Loans in which Coinbase will lend to the Company certain Digital Assets or Cash against a transfer of Collateral. Pursuant to the MLA, the Company and Coinbase shall agree on the terms of the Loan (which terms may be amended by mutual agreement of the parties), including (i) the Digital Asset (as defined in the MLA) or currency of any Cash to be lent, (ii) the quantity of the Digital Asset or Cash to be lent, (iii) the Loan Fee Rate (as defined in the MLA) to be paid by the Company to Coinbase, (iv) the type and amount of fees to be charged (if any), (v) the type and amount of Collateral to be transferred by the Company to Coinbase, (vi) the day on which the Loan is to commence, (vii) whether the Loan is for a fixed term or open, and if for a fixed term the term and maturity date of the Loan, and (viii) any additional terms, and Coinbase shall confirm such Loan by sending a confirmation to the Company. Unless otherwise agreed, the Company will transfer to Coinbase Collateral with a market value at least equal to the margin percentage of the market value of the Loaned Asset (as defined in the MLA).

The Company has agreed to pay Coinbase a loan fee (the “Loan Fee”) owed on each Loan, and Coinbase shall pay the Company any fee or amount owed, if applicable. Any Loan Fee payable hereunder will be calculated daily based on a 365-day year for the actual number of days a Loan is open, by reference to the Loaned Assets outstanding on each day under a Loan, based on the Loan Fee Rate and subject to the terms of the MLA. Additionally, Coinbase will be entitled to receive all Distributions (as defined in the MLA) made on or in respect of the Loaned Digital Assets (as defined in the MLA) which are not otherwise received by Coinbase, to the full extent it would be so entitled if the Loaned Digital Assets had not been lent to the Company.

Pursuant to the terms of the MLA, each of the Company and Coinbase have agreed that promptly upon (and in any event within five business after) demand by either party, the other party will furnish the demanding party with its most recent audited and unaudited financial statements and any other financial statements mutually agreed upon by the Company and Coinbase, and subject to certain conditions. The MLA additionally contains certain customary events of default, including but not limited to (i) if the Company fails to transfer any Loaned Assets to Coinbase upon termination of the Loan as required by the MLA, (ii) if Coinbase fails to transfer any Collateral to the Company upon termination of the Loan as required by the MLA, (iii) if an insolvency event occurs with respect to either the company or Coinbase, (iv) if either party notifies the other of its inability to or its intention not to perform its obligations pursuant to the MLA or otherwise disaffirms, rejects or repudiates any of its obligations pursuant to the MLA, and (v) If any representation made by either party in respect of the MLA or any Loan or Loans pursuant to the MLA is incorrect or untrue in any material respect during the term of any Loan made pursuant to the MLA. If such Events of Default occur, the Coinbase will have the right to, among others and in addition to any other remedies provided in the MLA (a) purchase a like amount of Loaned Digital Assets (“Replacement Digital Assets”) in a commercially reasonable manner, (b) to sell any Collateral in a commercially reasonable manner, (c) freeze or otherwise suspend access to the Collateral, Accounts and/or certain accounts and (d) to apply and set off the Collateral and any proceeds thereof against the payment of the purchase price for such Replacement Digital Assets and any amounts due to Coinbase pursuant to the MLA.

Contractual Obligations

Our contractual obligations are included in our notes to the condensed financial statements included in Part I, Item I of this Quarterly Report. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the technology and social media industry, including but not limited to, development by competitors of new products and applications, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors.”

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal controls over financial reporting as of March 31, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the three months ended March 31, 2025.

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

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

In May 2025, we entered into the MLA with Coinbase and Coinbase, Inc. pursuant to which Coinbase may lend us certain digital assets or cash. As of the date of this Quarterly Report, we have received $500,000 under the MLA and the principal amount outstanding as of the date of this Quarterly Report is $500,000. The borrowings under the Master Loan are collateralized by approximately $1.25 million of bitcoin as of the date of this Quarterly Report.

Our indebtedness could, among others:

● increase our vulnerability to general adverse economic and industry conditions;

● require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

● limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

● place us at a competitive disadvantage compared to our competitors that have less debt;

● result in greater interest rate risk and volatility;

● limit our ability to borrow additional funds; and

● make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay the MLA under certain circumstances, or refinance our indebtedness on favorable terms or at all.

In addition, if the value of bitcoin declines precipitously, the value of our collateral under the MLA would also decline. In such case, we could be required to provide Coinbase with additional collateral. If we are unable to do so, we could default under the MLA, which could have a material adverse effect on our operations, liquidity, financial condition, and results of operations.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that we will continue to have sufficient capital to allow us to pay the principal and interest on our outstanding debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable to refinance all or part of our existing debt, sell assets, borrow money, or raise equity on terms acceptable to us, if at all, and Coinbase could sell any collateral in a commercially reasonable manner and freeze certain of our accounts, among other measures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company issued 2,982 shares of its Series A Preferred as dividends pursuant to the terms of the Series A Certificate of Designation.

During the three months ended March 31, 2025, the Company issued 68,881 shares of common stock with a fair market value of $421,109 for services rendered and to be rendered to the Company, which such issuance was made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

During the three months ended March 31, 2025, the Company issued 5,000 shares of common stock upon the conversion of 400 shares of Series B Preferred at a conversion price of $4.00 per share.

During the three months ended March 31, 2025, the Company issued 5,293 shares of common stock with a value of $19,620 as a dividend for the Series B Preferred, pursuant to the terms of the Series B Certificate of Designation.

Share Repurchase Program

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2025, to January 31, 2025	-	$-	-
February 1, 2025, to February 28, 2025	-	-	-
March 1, 2025, to March 31, 2025	79,377	3.76	79,377	$701,793
Total	79,377	$3.76	79,377	$701,793

On March 7, 2025, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $1 million of the Company’s common stock through December 31, 2025. The share repurchase program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Except as set forth under Item 2 above, there is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.	ExhibitS

Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Coinbase Prime Broker Agreement	8-K	001-42388	10.1	January 7, 2025
10.2	Master Loan Agreement, dated as of May 12, 2025, by and among the Company, Coinbase Credit, Inc. and Coinbase Inc.	8-K	001-42388	10.1	May 13, 2025
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025

By:	/s/ Isaac Dietrich
Isaac Dietrich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2025

