Form 10-Q
period 2025-06-30
THUMZUP MEDIA Corp
filed 2025-08-14
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2025

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,274,345 shares of common stock issued and outstanding as of August 13, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thumzup Media Corporation

June 30, 2025

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash	$60,430	$4,680,840
Receivables	76	17,037
Prepaid expenses	150,708	141,300
Total current assets	211,214	4,839,177

Property and equipment, net	15,080	14,660
Digital assets, net	2,046,942	-
Capitalized software costs, net	331,084	248,627

Total assets	$2,604,320	$5,102,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$281,275	$233,255
Accrued payroll and related	500,000	101,948
Total current liabilities	781,275	335,203

Total liabilities	781,275	335,203

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45.00 stated value, 1,000,000 shares authorized; 158,632 and 153,411 shares issued and outstanding, respectively	159	153
Preferred stock - Series B, $0.001 par value, $50.00 stated value, 40,000 shares authorized; 1,000 and 16,100 shares issued and outstanding, respectively	1	16
Preferred stock - Series C, $0.001 par value, $60.00 stated value, 200,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 9,677,720 and 9,400,535 shares issued and outstanding, respectively	9,678	9,401
Treasury stock, at cost; 79,377 and 0 shares of common stock, respectively	(298,207)	-
Additional paid in capital	15,151,438	14,449,399
Accumulated deficit	(13,040,024)	(9,691,708)
Total stockholders’ equity	1,823,045	4,767,261

Total liabilities and stockholders’ equity	$2,604,320	$5,102,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$15	$30	$166	$435

Operating Expenses:
Sales and marketing	324,302	96,674	1,033,250	148,440
Research and development	117,180	49,665	192,639	87,087
General and administrative	1,175,285	359,827	2,092,729	581,755
Depreciation and amortization	42,126	22,925	76,338	40,163
Total Operating Expenses	1,658,893	529,091	3,394,956	857,445

Loss From Operations	(1,658,878)	(529,061)	(3,394,790)	(857,010)

Other Income (Expense):
Unrealized gain on intangible asset (bitcoin)	511,339	-	624,745	-
Impairment of intangible asset (bitcoin)	(41,771)	-	(579,049)	-
Interest income (expense)	(3,930)	1,288	21,678	1,288
Total Other Income (Expense)	465,638	1,288	67,374	1,288

Net Loss Before Income Taxes	(1,193,240)	(527,773)	(3,327,416)	(855,722)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(1,193,240)	$(527,773)	$(3,327,416)	$(855,722)
Dividends on preferred stock	11	(22,944)	(20,900)	(25,710)

Net Loss Attributable to Common Stockholders	$(1,193,229)	$(550,717)	$(3,348,316)	$(881,432)

Net Loss Per Common Share:
Basic	$(0.12)	$(0.07)	$(0.35)	$(0.11)
Diluted	$(0.12)	$(0.07)	$(0.35)	$(0.11)
Weighted Average Common Shares Outstanding:
Basic	9,560,917	7,724,297	9,486,546	7,704,580
Diluted	9,560,917	7,724,297	9,486,546	7,704,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	Capital	Deficit	Total

Balance at March 31, 2025	156,393	$156	15,700	$16	-	$-	9,479,709	$9,480	$(298,207)	$14,931,573	$(11,846,795)	$2,796,223
Equity issued for services rendered and to be rendered	-	-	-	-	-	-	1,980	2	-	218,203		218,205
Common Stock issued for Series B dividend	-	-	-	-	-	-	176	-	-	1,250	11	1,261
Common Stock issued for Series B conversion	-	-	(14,700)	(15)	-	-	183,750	184	-	(184)	-	(15)
Common Stock issued for Series A conversion	(807)	-	-	-	-	-	12,105	12	-	(12)		-
Preferred Series A issued for dividends	3,046	3	-	-	-	-	-	-	-	608		611
Net loss											(1,193,240)	(1,193,240)
Balance at June 30, 2025	158,632	$159	1,000	$1	-	$-	9,677,720	$9,678	$(298,207)	$15,151,438	$(13,040,024)	$1,823,045

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	Capital	Deficit	Total

Balance at March 31, 2024	144,978	$145	3,800.00	$4	-	$-	7,720,084	$7,720	$-	$6,494,965	$(6,022,515)	$480,319
Common Stock issued for services rendered and to be rendered	-	-	-	-	-	-	17,000	17	-	75,633	-	75,650
Refund of investment - Reg A+	-	-	-	-	-	-	-	-	-	1,009	(3)	1,006
Common stock issued for Series B dividend	-	-	-	-	-	-	4,647	5	-	20,120	(20,125)	-
Preferred Series B issued for cash	-	-	12,300	12	-	-	-	-	-	614,988	-	615,000
Issuance costs - Preferred Series B	-	-	-	-	-	-	-	-	-	(25,000)	-	(25,000)
Preferred Series A issued for dividends	2,820	3	-	-	-	-	-	-	-	2,816	(2,819)	-
Net loss											(527,773)	(527,773)
Balance at June 30, 2024	147,798	$148	16,100	$16	-	$-	7,741,731	$7,742	$-	$7,184,531	$(6,573,235)	$619,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	Capital	Deficit	Total

Balance at December 31, 2024	153,411	$153	16,100	$16	-	$-	9,400,535	$9,401	$-	$14,449,399	$(9,691,708)	$4,767,261
Equity issued for services rendered and to be rendered	-	-	-	-	-	-	70,861	71	-	680,765	-	680,836
Common Stock issued for Series B dividend	-	-	-	-	-	-	5,469	5	-	20,865	(20,900)	(30)
Common Stock issued for Series B conversion	-	-	(15,100)	(15)	-	-	188,750	189	-	(189)	-	(15)
Common Stock issued for Series A conversion	(807)	-	-	-	-	-	12,105	12	-	(12)	-	-
Preferred Series A issued for dividends	6,028	6	-	-	-	-	-	-	-	610	-	616
Purchases of Treasury Stock	-	-	-	-	-	-	-	-	(298,207)	-	-	(298,207)
Net loss											(3,327,416)	(3,327,416)
Balance at June 30, 2025	158,632	$159	1,000	$1	-	$-	9,677,720	$9,678	$(298,207)	$15,151,438	$(13,040,024)	$1,823,045

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	Capital	Deficit	Total

Balance at December 31, 2023	142,769	$143	-	$-	-	$-	7,656,488	$7,656	$-	$6,033,331	$(5,691,803)	$349,327
Common Stock issued for cash, net	-	-	-	-	-	-	36,256	36	-	161,190	-	161,226
Common Stock issued for services rendered and to be rendered	-	-	-	-	-	-	36,000	36	-	184,334	-	184,370
Common Stock issued for Preferred Series A conversion	(556)	(1)	-	-	-	-	8,340	8	-	(7)	-	1
Common stock issued for Series B dividend	-	-	-	-	-	-	4,647	5	-	20,120	(20,125)	-
Preferred Series B issued for cash	-	-	16,100	16	-	-	-	-	-	804,984	-	805,000
Preferred Series A issued for dividends	5,585	6	-	-	-	-	-	-	-	5,579	(5,585)	-
Issuance costs - Preferred Series B	-	-	-	-	-	-	-	-	-	(25,000)	-	(25,000)
Net loss											(855,722)	(855,722)
Balance at June 30, 2024	147,798	$148	16,100	$16	-	$-	7,741,731	$7,742	$-	$7,184,531	$(6,573,235)	$619,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,327,416)	$(855,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	76,338	40,163
Equity issued for services	489,875	184,370
Impairment of intangible asset (bitcoin)	579,049	-
Unrealized gain on intangible asset (bitcoin)	(624,745)	-
Changes in operating assets and liabilities:
Receivables	(16,961)	(25,000)
Prepaid expenses	9,408	(67,090)
Accrued payroll and related	48,020	-
Accounts payable and accrued expenses	101,947	47,956
Net cash used in operating activities	(2,664,485)	(675,323)

Cash flows from investing activities:
Purchases of intangibles (Bitcoin)	(2,001,246)	-
Capitalized software costs	(156,472)	(126,665)
Net cash used in investing activities	(2,157,718)	(126,665)

Cash flows from financing activities:
Proceeds from Coinbase BTC backed loan	500,000	-
Purchases of treasury stock	(298,207)	-
Proceeds from sale of common stock	-	161,226
Proceeds from sale of preferred stock - Series B	-	805,000
Costs incurred for equity sales	-	(25,000)
Proceeds from loan - related party	-	-
Net cash provided by financing activities	201,793	941,226

Net (decrease) increase in cash	(4,620,410)	139,238

Cash, beginning of period	4,680,840	259,212

Cash, end of period	$60,430	$398,450

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for Series A conversion	$12	$-
Common shares issued for Series B conversion	$189	$-
Preferred Series A shares issued for dividends	$6	$6
Prepaid expenses paid for by issuance of common stock	$190,961	$-
Common shares issued for Preferred Series B dividends	$5	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Thumzup Media Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our unaudited condensed consolidated financial statements include the accounts of xBitcoin, LLC and Quantum Reach Corporation, our wholly owned subsidiaries. All intercompany transactions were eliminated during consolidation.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed, consolidated or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 11, 2025, as amended on Form 10-K/A on April 30, 2025 (the “Annual Report”). The December 31, 2024, balance sheet is derived from those financial statements.

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

Alleviation of Going Concern

The Company incurred losses of $1,194,490 and $3,348,342 and did not generate substantial revenues during the three and six months ended June 30, 2025, respectively. Further, the Company utilized $2,664,485 cash in operating activities revenues during the six months ended June 30, 2025. These indicators of a potential doubt about going concern were alleviated by an approximately $6,500,000 equity financing of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share, in July 2025. The Company believes it has sufficient cash to maintain operations for at least one year from the issuance of these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of June 30, 2025, and December 31, 2024, the Company’s cash and cash equivalents consisted of $60,430 and $4,680,840, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2025, and December 31, 2024, the uninsured balances amounted to $0 and $3,772,766, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

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

See Note 3, Digital Assets, to the Financial Statements for further information regarding the Company’s purchases of digital assets.

Prepaid Expenses

As of June 30, 2025, and December 31, 2024, the Company had $150,708 and $141,300 in prepaid expenses, respectively. The Company’s prepaid expenses as of December 31, 2024, primarily consisted of premiums on insurance policies.

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

The estimated useful life for computer equipment is three years. The Company evaluates the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended June 30, 2025, and 2024 was $985 and $1,067, respectively. Depreciation expense for the six months ended June 30, 2025, and 2024 was $2,321 and $1,725, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the six months ended June 30, 2025, and 2024, the Company capitalized $156,471 and $126,665 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $40,789 and $21,858 for the three months ended June 30, 2025, and 2024, respectively. Amortization of capitalized software costs were $74,016 and $38,438 for the six months ended June 30, 2025, and 2024, respectively. The balance of capitalized software was $331,084 and $248,627, net of accumulated amortization of $194,732 and $120,716 at June 30, 2025, and December 31, 2024, respectively.

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

The Company has no tax positions as of June 30, 2025, and December 31, 2024, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the three and six months ending June 30, 2025, and 2024, the Company recognized no interest and penalties.

Share-based Compensation

The Company maintains its 2024 Equity Incentive Plan and 2025 Equity Incentive Plan (collectively, the “Equity Plans”), under which, the Company’s employees, officers, directors, and other eligible participants may be and have been awarded various types of share-based compensation, including options to purchase shares of the Company’s common stock, restricted stock units, and other stock-based awards. Additionally, under the Equity Plans, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof.

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

The Company recognizes share-based compensation expense for service-conditioned awards granted under the Equity Plans on a straight-line basis over the requisite service period (generally, the vesting period for service-conditioned awards under the Equity Plans).

See Note 7, Stock Options, to the Financial Statements for further information regarding the Equity Plans, related share-based compensation expense, and assumptions used in determining fair value.

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

During the six months ended June 30, 2025, the Company repurchased 79,377 shares of common stock for approximately $298,207 under its share repurchase authorization.

As of June 30, 2025, and December 31, 2024, the Company had $298,207 and $0 in Treasury Stock, respectively.

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

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2025, and 2024, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,	June 30,
	2025	2024
Common shares issuable upon exercise of options	1,223,000	-
Common shares issuable upon exercise of warrants	71,250	-
Common shares issuable upon conversion of preferred stock	2,391,980	2,377,970
Total potentially dilutive shares	3,686,230	2,377,970

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

NOTE 3 – Digital Assets

The following table summarizes the Company’s digital asset holdings, as of:

	June 30, 2025	December 31, 2024
Approximate number of bitcoins held	19.10613241	-
Digital assets carrying value	$2,046,942	$-
Cumulative digital asset impairment losses	$579,049	$-

The carrying value on the Company’s Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through June 30, 2025, and December 31, 2024, respectively, and not as of June 30, 2025, or December 31, 2024, respectively.

The following table summarizes the Company’s digital asset purchases, digital asset sales, digital asset impairment losses, and gains on sale of digital assets for the periods indicated:

	June 30, 2025	June 30, 2024
Approximate number of bitcoins purchased	19.10613241	-
Approximate number of bitcoins sold	-	-
Digital asset purchases	$2,001,246	$-
Digital asset sales	$-	$-
Digital asset impairment losses	$(579,049)	$-
Gains on sale of digital assets	$-	$-

Note 4 – Credit Facilities

On May 12, 2025, the Company entered into that certain Master Loan Agreement (the “MLA”) with Coinbase Credit, Inc. (“Coinbase”) and Coinbase, Inc., pursuant to which the Company and Coinbase may enter into transactions (each such transaction, a “Loan”) in which Coinbase will lend to the Company certain Digital Assets or Cash against a transfer of Collateral (each as defined in the MLA). Pursuant to the MLA, the Company and Coinbase shall agree on the terms of the Loan, and Coinbase shall confirm such Loan by sending a confirmation to the Company. Unless otherwise agreed, the Company will transfer to Coinbase the Collateral with a market value at least equal to the margin percentage of the market value of the Loaned Asset (as defined in the MLA). During the six months ended June 30, 2025, the Company received $500,000 in proceeds under the MLA. During the three and six months ended June 30, 2025, there were interest expenses of $5,873. The Company made $2,277 in interest payments during the six months ended June 30, 2025. The borrowings under the Master Loan are collateralized by approximately $1.25 million of bitcoin as of the date of June 30, 2025. As of June 30, 2025, there was principal and accrued interest balances of $500,000 and $3,596, respectively.

Note 5 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

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

On March 15, 2025, the Company issued 2,982 Dividend Shares.

On April 25, 2025, the Company issued 12,105 shares of common stock in connection with the conversion of 807 shares of Series A Preferred.

On June 15, 2025, the Company issued 3,046 Dividend Shares to the holders of the Series A Preferred.

As June 30, 2025, and December 31, 2024, the Company had 158,632 and 153,411 shares of Series A Preferred issued and outstanding, respectively.

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

On March 15, 2025, the Company issued 5,293 shares of common stock as a dividend for the Series B Preferred.

On April 24, 2025, a holder converted 1,000 shares of Series B Preferred into 12,500 shares of common stock.

On May 29, 2025, the automatic conversion provision of the Series B Preferred was triggered, which resulted in the automatic conversion of 13,700 shares of Series B Preferred into 171,250 shares of common stock.

On June 15, 2025, the Company issued 176 shares of common stock as a dividend for the Series B Preferred.

As of June 30, 2025, and December 31, 2024, the Company had 1,000 and 16,100 shares of Series B Preferred issued and outstanding, respectively.

Subsequent to June 30, 2025, the 1,000 shares of Series B Preferred were converted to 12,500 shares of common stock. On July 18, 2025, the Company filed a Withdrawal of Designation (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of the Series B Preferred. At the time of the filing of the Withdrawal of Designation, there were no shares of Series B Preferred remained issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock.

Series C Preferred Stock

On June 17, 2025, the Company filed a Certificate of Designation (the “Series C Certificate of Designation”) with the Secretary of State of Nevada designating 200,000 shares of preferred stock as Series C Preferred Stock (“Series C Preferred”).

On June 30, 2025, the Company filed an amendment to the Series C Certificate of Designation which provides that except as otherwise required by the Nevada Revised Statutes, the holders of Series C shall have no voting rights with respect to such shares.

The Series C is functionally the same as our Common Stock except for the inclusion of either, at the election of the holder, a 4.99% or 9.99% beneficial ownership equity blocker and a liquidation preference in the event of a Liquidation Event(as defined in the Certificate of Designation) so that before any amount shall be paid to the holders of any of shares of junior stock, the holders of the Series C shall receive an amount per Series C equal to the amount per share such holder would receive if such holder converted such Series C into Common Stock immediately prior to the date of such payment.

General. The Certificate of Designation for the Series C authorizes 200,000 shares of Series C, par value of $0.001. Each share of Series C has a stated value of $60.00. Each share of Series C is convertible into 10 shares of our Common Stock, subject to certain adjustments. The initial Series C Conversion price is $6.00 per share of Common Stock.

Exchange Listing. There is no trading market available for the Series C. We do not intend to list or quote the Series C on any securities exchange or nationally recognized trading system.

Ranking. The Series C ranks junior to the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, but ranks senior to the Company’s Common Stock and any preferred stock issued after the Series C. In the event of the merger or consolidation of the Company with or into another entity, the Series C shall maintain its relative rights, powers, designations, privileges and preferences provided for in the Certificate of Designations. In the event of a liquidation of the Company, the holders of Series C will share in the distribution of our net assets on an as-converted basis.

Voting. Except as otherwise required by the Nevada Revised Statutes, the holders of Series C shall have no voting rights with respect to such shares.

As June 30, 2025, and December 31, 2024, the Company had 0 and 0 shares of Series C Preferred issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2025, the Company issued 70,861 shares of common stock with a fair market value of $680,765 for services rendered and to be rendered to the Company.

During the six months ended June 30, 2025, the Company issued 188,750 shares of common stock upon the conversion of 15,100 shares of Series B Preferred.

During the six months ended June 31, 2025, the Company issued 5,469 shares of common stock with a value of $20,900 as a dividend for the Series B Preferred.

During the six months ended June 30, 2025, the Company issued 12,105 shares of common stock upon the conversion of 807 shares of Series A Preferred.

As of June 30, 2025, and December 31, 2024, the Company had 9,677,720 and 9,400,535 shares of common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2025, the Company repurchased 79,377 shares of common stock for approximately $298,207 under its share repurchase program.

As of June 30, 2025, and December 31, 2024, the Company had $298,207 and $0 in Treasury Stock, respectively.

Note 6 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact our business.

Note 7 – Stock Options

The Company’s stockholders approved our 2024 Equity Incentive Plan in May 2024, amending it in July 2024 to increase the number of shares issuable thereunder to 2,000,000, and approved our 2025 Equity Incentive Plan in April 2025 with an additional 2,000,000 shares issuable thereunder (the “Plans”). As of June 30, 2025, the Company had 2,700,597 shares of common stock available for future issuance under the Plans.

The Plans provide for the grant of incentive stock options to our employees and our subsidiaries’ employees, and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The Plans also provides that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plans.

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

There were no options exercised during the three and six months ended June 30, 2025, and 2024, respectively.

A summary of the stock option activity for the six months ended June 30, 2025, and 2024, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,183,000	$5.06	9.83	$-
Granted	40,000	5.00	9.80	$-
Exercised	-
Cancelled/Exchanged	-
Outstanding at June 30, 2025	1,223,000	$5.06	9.59	$2,385,380
Exercisable at June 30, 2025	630,031	$5.03	9.59	$1,268,250

A summary of the stock options outstanding at June 30, 2025, is as follows:

Exercise Price	Options Outstanding	Weighted Avg. Remaining Life	Options Exercisable
$5.00	1,068,000	9.59	591,281
5.47	155,000	9.59	38,750
	1,223,000	9.59	630,031

The aggregate intrinsic value of outstanding stock options was $2,385,380, based on options with an exercise price less than the Company’s stock price of $7.01 as of June 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended June 30, 2025, and 2024 was $208,702 and $0, respectively. The fair value of all options that vested during the six months ended June 30, 2025, and 2024 was $450,566 and $0, respectively. Unrecognized compensation expense was $2,688,995 as of June 30, 2025.

Note 8 – Warrants

A summary of the warrant activity for the six months ended June 30, 2025, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	71,250	$6.25	5.00	$-
Granted	-
Exercised	-	-	-	-
Cancelled/Exchanged	-
Outstanding at June 30, 2025	71,250	$6.25	4.50	$54,150
Exercisable at June 30, 2025	71,250	$6.25	4.50	$54,150

A summary of the warrants outstanding at June 30, 2025, is as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$6.25	71,250	4.50	71,250
	71,250	4.50	71,250

The aggregate intrinsic value of outstanding stock warrants was $54,150 based on warrants with an exercise price less than the Company’s stock price of $7.01 as of June 30, 2025, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

Note 9- Segment Information

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

On May 29, 2025, Joanna Massey received 10,000 common shares for the automatic conversion of 800 Series B Preferred shares, per the terms of the Series B Certificate of Designation.

On May 29, 2025, Westside received 12,500 common shares for the automatic conversion of 1,000 Series B Preferred shares, per the terms of the Series B Certificate of Designation.

On June 15, 2025, Isaac Dietrich received a dividend of 16 shares of Series A Preferred, per the terms of the Series A Certificate of Designation.

On June 15, 2025, Joanna Massey received a dividend of 31 shares of Series A Preferred, per the terms of the Series A Certificate of Designation.

On June 15, 2025, Westside received a dividend of 639 shares of Series A Preferred, per the terms of the Series A Certificate of Designation.

Note 11 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were issued.

Series C Offering

On June 30, 2025, as part of a registered direct offering (the “Series C Offering”), the Company agreed to sell 108,336 shares of Company’s Series C Preferred, at a price of $60.00 per share for gross proceeds of $6,499,980. Each share of Series C converts into 10 shares of common stock. The Series C Offering closed on July 7, 2025. The net proceeds to the Company from the Series C Offering were approximately $6.04 million after deducting placement agent fees and offering expenses payable by the Company. The Series C contains a beneficial ownership limitation, pursuant to which a holder may not convert Series C into common stock to the extent that, after such conversion, the holder (together with its affiliates) would beneficially own more than either 4.99% or 9.99% of the Company’s outstanding common stock, as initially elected by the holder.

Robert Steele Private Transactions

On July 8, 2025, simultaneously with the closing of the Series C Offering, Mr. Robert Steele, the Company’s Chief Executive Officer, agreed to sell 2,500,000 shares of common stock (the “Private Transaction Shares”) to certain accredited investors that participated in the Series C Offering. The purchase price of the Private Transaction Shares was $0.50 per share and Mr. Steele received $1,250,000 in net proceeds from the sale of the Private Transaction Shares. The Company has agreed to register the resale of the Private Transaction Shares with the Securities and Exchange Commission within 30 days of the closing of the offering of the Private Transaction Shares.

Option Assignment

On July 8, 2025, simultaneously with the closing of the Series C Offering, pursuant to an option assignment agreement dated June 19, 2025 (the “Option Agreement”), Hampton Growth Resources, LLC (the “Assignor”) sold an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Option”) to certain accredited investors who are anticipated to be purchasers in the Series C Offering (the “Assignees”). The sale price of the Option was $150,000. Mr. Andrew Haag, the brother of Mr. Robert Haag, a member of the Company’s Board of Directors, is a stockholder of the Company and the Managing Member of the Assignor. The Assignor had previously purchased the Option for $125,000 from Mr. Daniel Lupinelli, a principal stockholder of the Company beneficially owing 14.47% of the outstanding Common Stock of the Company as of June 16, 2025. Within 30 days of the closing of the Option sale, the Company has agreed to register the resale of the underlying shares of common stock issuable upon the full exercise of such Option within 30 days.

From July 8 to August 8, 2025, the Company issued 828,337 shares of common stock for the conversion of 82,834 shares of Series C Preferred.

From July 24 to August 12, 2025, the Company issued 41,050 shares of common stock for the cash exercise of 41,050 warrants for proceeds of $256,563.

On July 17, 2025, the Company issued 12,500 shares of common stock for the conversion of 1,000 shares of Series B Preferred.

From July 17 to August 8, 2025, the Company issued 11,500 shares of common stock from the Company’s 2024 Employee Incentive Plan, net rescissions of 40,000 shares.

From July 15 to August 13, 2025, the Company issued 8,906 shares of common stock for the cashless exercise of 15,000 options.

On July 18, 2025, the Company filed a Withdrawal of Designation with the Secretary of State of the State of Nevada and terminated the designation of its Series B Preferred.

On August 4, 2025, the Company issued an aggregate of 650,000 shares of common stock awards for past services rendered to the following officer and directors: Robert Haag (500,000 shares), Isaac Dietrich (50,000 shares), Joanna Massey (50,000 shares), and Paul Dickman (50,000 shares).

On August 4, 2025, the Company issued 49,332 common for the conversion of 3,289 shares of Series A Preferred.

On July 16, 2025, the Board approved an amendment (the “Amendment”) to its Amended and Restated Bylaws (the “Bylaws”). Pursuant to the Amendment, Section 2.5 of Article II of the Bylaws was amended to provide that except as limited by the Company’s Articles of Incorporation (as amended, the “Articles of Incorporation”) or by law, a director may be removed by the stockholders only at an annual meeting of stockholders or at a special meeting of stockholders called for such purpose and otherwise in conformity with the Bylaws, and only by the affirmative vote of the holders of two-thirds of the voting power of all the shares entitled to vote at such meeting.

American Ventures LLC Financial Advisory Agreement

On August 12, 2025, the Company entered into a Financial Advisory Agreement (the “American Ventures Advisory Agreement”) with American Ventures LLC, Series XVIII DOGE TREAS (the “Advisor”) pursuant to which the Advisor agreed to provide the Company with certain financial advisory services, including advising the Company on crypto treasury strategies, on a non-exclusive basis. Pursuant to the American Ventures Advisory Agreement, the Company agreed to issue the Advisor 750,000 shares (the “American Ventures Advisory Shares”) of common stock, which such shares of common stock are subject to Stockholder Approval (as such term is defined in the American Ventures Advisory Agreement). The American Ventures Advisory Agreement may be terminated by either party upon five days prior written notice to the other party.

August 2025 Offering

On August 11, 2025, the Company entered into a placement agency agreement (the “August 2025 Dominari Agreement”) with Dominari Securities LLC (the “Dominari”) pursuant to which the Company agreed to issue and sell directly to certain investors (the “Investors”), in a best efforts offering (the “August 2025 Offering”), an aggregate of 5,000,000 shares of our common stock. The Company issued 5,000,000 shares of common stock for the August 2025 Offering on August 12, 2025.

The closing of the August 2025 Offering occurred on August 12, 2025. The gross proceeds to the Company were approximately $50 million, before deducting the placement agent’s fees and expenses and estimated offering expenses payable by us. Pursuant to the August 2025 Dominari Agreement, the Company paid Dominari a cash fee equal to 7% of the aggregate purchase price paid by the Investors in the August 2025 Offering and a cash fee equal to 1% of the aggregate purchase price paid by the Investors in the August 2025 Offering for non-accountable expensesm and reimbursed Dominari for all reasonable and out-of-pocket expenses incurred in connection with its engagement, including reasonable fees and expenses of its legal counsel in the amount of $150,000. Additionally, the Company issued warrants (the “August 2025 Dominari Warrants”) to Dominari to purchase up to 350,000 shares of common at an exercise price of $10.00 per share. The August 2025 Dominari Warrant will be exercisable 180 days after the issuance date and has a term of exercise equal to five years from the date of issuance.

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the three months ended June 30, 2025, and continues with the development of enhancements to its App and marketing efforts.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

Recent Developments

American Ventures LLC Financial Advisory Agreement

On August 12, 2025, we entered into a Financial Advisory Agreement (the “American Ventures Advisory Agreement”) with American Ventures LLC, Series XVIII DOGE TREAS (the “Advisor”) pursuant to which the Advisor agreed to provide us with certain financial advisory services, including advising us on crypto treasury strategies, on a non-exclusive basis. Pursuant to the American Ventures Advisory Agreement, we agreed to issue the Advisor 750,000 shares (the “American Ventures Advisory Shares”) of common stock, which such shares of common stock are subject to Stockholder Approval (as defined in the American Ventures Advisory Agreement). The American Ventures Advisory Agreement may be terminated by either party upon five days prior written notice to the other party.

August 2025 Offering

On August 11, 2025, we entered into a placement agency agreement (the “August 2025 Dominari Agreement”) with Dominari Securities LLC (the “Dominari”) pursuant to which we agreed to issue and sell directly to certain investors (the “Investors”), in a best efforts offering (the “August 2025 Offering”), an aggregate of 5,000,000 shares of our common stock.

The closing of the August 2025 Offering occurred on August 12, 2025. The gross proceeds to us were approximately $50 million, before deducting the placement agent’s fees and expenses and estimated offering expenses payable by us. We currently intend to use the net proceeds received from the August 2025 Offering to explore the accumulation of cryptocurrencies and mining equipment, working capital and general corporate purposes.

Pursuant to the August 2025 Dominari Agreement, we paid Dominari a cash fee equal to 7% of the aggregate purchase price paid by the Investors in the August 2025 Offering and a cash fee equal to 1% of the aggregate purchase price paid by the Investors in the August 2025 Offering for non-accountable expenses, and reimbursed Dominari for all reasonable and out-of-pocket expenses incurred in connection with its engagement, including reasonable fees and expenses of its legal counsel in the amount of $150,000. Additionally, we issued warrants (the “August 2025 Dominari Warrants”) to Dominari to purchase up to 350,000 shares of common at an exercise price of $10.00 per share. The August 2025 Dominari Warrant will be exercisable 180 days after the issuance date and has a term of exercise equal to five years from the date of issuance.

Amendment to Bylaws

To maintain compliance with the laws of the state of Nevada, on July 16, 2025, the Board of Directors approved an amendment (the “Amendment”) to our Amended and Restated Bylaws (the “Bylaws”). Pursuant to the Amendment, Section 2.5 of Article II of the Bylaws was amended to provide that except as limited by our Articles of Incorporation or by law, a director may be removed by the stockholders only at an annual meeting of stockholders or at a special meeting of stockholders called for such purpose and otherwise in conformity with the Bylaws, and only by the affirmative vote of the holders of two-thirds of the voting power of all the shares entitled to vote at such meeting.

Withdrawal of Designation of Series B Convertible Preferred Stock

On July 18, 2025, we filed a Withdrawal of Designation (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of our Series B Preferred Convertible Voting Stock, par value $0.001 per share (the “Series B Preferred Stock”). At the time of the filing of the Withdrawal of Designation, there were no shares of Series B Preferred Stock issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock.

Series C Preferred Stock Offering and Related Transactions

Series C Offering

On June 30, 2025, as part of a registered direct offering (the “Series C Offering”), we agreed to sell, pursuant to a securities purchase agreement dated June 30, 2025, by and among us and the investors named therein, an aggregate of 108,336 shares of Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”), par value $0.001 per share, at a price of $60.00 per share for gross proceeds of $6,499,980. Each share of Series C Preferred Stock converts into 10 shares of common stock. The aggregate net proceeds to us from the Series C Offering were approximately $6.04 million after deducting placement agent fees and offering expenses payable by us.

In connection with the Series C Offering, on June 30, 2025, we entered into a Placement Agency Agreement (the “June 2025 Dominari Agreement”) with Dominari.

Pursuant to the June 2025 Dominari Agreement, we paid Dominari a cash fee equal to 6% of the gross cash proceeds received in the Series C Offering and a 1% non-accountable expense allowance. In addition, we issued to Dominari warrants to purchase up to 65,000 shares of common stock, such amount being equal to equal to 6% of the shares of common stock issuable upon conversion of the Series C Preferred Stock sold in the Series C Offering (the “June 2025 Dominari Warrants”). The June 2025 Dominari Warrants may be exercised on or after January 3, 2026, have an exercise price of $6.00 per share, are non-tradeable and expire on July 8, 2030.

Related Series C Transactions

In connection with the Series C Offering, Robert Steele, our Chief Executive Officer, agreed to sell 2,500,000 shares of common stock (the “Private Transaction Shares”) in a private transaction to certain accredited investors who were purchasers in the Series C Offering. The purchase price of the Private Transaction Shares was $0.50 per share and Mr. Steele received $1,250,000 in aggregate net proceeds from the sale of the Private Transaction Shares.

Additionally, pursuant to an Option Assignment Agreement dated June 19, 2025 (the “Option Assignment Agreement”), for $150,000, Hampton Growth Resources, LLC (the “Assignor”) sold an option to purchase 750,000 shares of our common stock at an exercise price of $0.30 per share (the “Option”) to certain accredited investors who participated in the Series C Offering (the “Assignees”). Mr. Andrew Haag, the brother of a member of our Board of Directors, Robert Haag, is a stockholder of the Company and the Managing Member of the Assignor. The Assignor agreed to purchase the Option for $125,000 from Mr. Daniel Lupinelli, a principal stockholder of the Company beneficially owing 14.47% of the outstanding common stock of the Company. Subsequent to the sale and assignment of the Option, the Assignees are expected to exercise the Option, purchasing 750,000 shares for the purchase price of $225,000, which will be paid to Mr. Lupinelli.

In relation to the aforementioned private transactions, we are obligated to file within 30 days, a registration statement on Form S-3 to register the resale of up to an aggregate of 3,250,000 shares of common stock, consisting of (i) the 2,500,000 Private Transaction Shares and (ii) 750,000 shares of common stock issuable upon the exercise in full of the Option.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025, AND 2024

The following table sets forth certain selected unaudited condensed consolidated statements of operations data for the three months ended June 30, 2025, and 2024.

	For the Three Months ended June 30,
	2025	2024	$ Change	% Change
Revenues	$15	$30	$(15)	(51.20)%

Operating Expenses	1,658,893	529,091	1,129,802	213.54%

Loss from Operations	(1,658,878)	(529,061)	(1,129,817)	213.55%

Other Income (Expense)	465,638	1,288	464,350	36,052.02%

Net Loss Attributable to Common Stockholders	$(1,193,229)	$(550,717)	$(642,512)	116.69%

Revenues

The Company generated revenues of $15 and $30 for the three months ended June 30, 2025, and 2024, respectively, a decrease of $15. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the three months ended June 30, 2025, and 2024, the Company incurred operating expenses of $1,658,893 and $529,091, respectively, an increase of $1,129,802. The increase in operating expenses was caused by: marketing expenses increasing by $227,628 from $96,674 during the three months ended June 30, 2024, to $324,302 during the same period in 2025, general and administrative expenses increasing by $815,458 from $359,827 during the three months ended June 30, 2024, to $1,175,285 during the same period in 2025, depreciation and amortization expenses increasing by $19,201 from $22,925 during the three months ended June 30, 2024, to $42,126 during the same period in 2025, and an increase in research and development expenses of $67,515 from $49,665 during the three months ended June 30, 2024, to $117,180 during the same period in 2025.

Net Loss from operations

The Company realized a net loss from operations before income taxes of $1,658,878 and $529,061 for the three months ended June 30, 2025, and 2024, respectively, an increase of $1,129,817 for the reasons stated above in the section “Operating Expenses.”

Other income

For the three months ended June 30, 2025, and 2024, the Company had ($3,930) and $1,288 in interest (expense) and income, respectively. There was loss on the impairment on intangible assets (bitcoin) of $41,771 and $0 during the three months ended June 30, 2025, and 2024, respectively. Additionally, there was unrealized gains on intangible assets (bitcoin) of $511,339 and $0 during the three months ended June 30, 2025, and 2024, respectively.

Net Loss attributable to common stockholders

The Company realized a net loss attributable to common stockholders of $1,193,229 and $550,717 for the three months ended June 30, 2025, and 2024, respectively, an increase of $642,512 for the reasons stated above in the section “Operating Expenses.”

SIX MONTHS ENDED JUNE 30, 2025, AND 2024

The following table sets forth certain selected unaudited condensed consolidated statements of operations data for the six months ended June 30, 2025, and 2024.

	For the Six Months ended June 30,
	2025	2024	$ Change	% Change
Revenues	$166	$435	$(269)	(61.98)%

Operating Expenses	3,394,956	857,445	2,537,511	295.94%

Loss from Operations	(3,394,790)	(857,010)	(2,537,780)	296.12%

Other Income (Expense)	67,374	1,288	66,086	5,130.90%

Net (Loss) Attributable to Common Stockholders	$(3,348,316)	$(881,432)	$(2,466,884)	279.87%

Revenues

The Company generated revenues of $166 and $435 for the six months ended June 30, 2025, and 2024, respectively, a decrease of $269. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the six months ended June 30, 2025, and 2024, the Company incurred operating expenses of $3,394,956 and $857,445, respectively, an increase of $2,537,511. The increase in operating expenses was caused by: marketing expenses increasing by $884,810 from $148,440 during the six months ended June 30, 2024, to $1,033,250 during the same period in 2025, general and administrative expenses increasing by $1,510,974 from $581,7555 during the six months ended June 30, 2024, to $2,092,729 during the same period in 2025, depreciation and amortization expenses increasing by $36,175 from $40,163 during the six months ended June 30, 2024, to $76,338 during the same period in 2025, and an increase in research and development expenses of $105,552 from $87,087during the six months ended June 30, 2024, to $192,639 during the same period in 2025.

Net Loss from operations

The Company realized a net loss from operations before income taxes of $3,394,790 and $857,010 for the six months ended June 30, 2025, and 2024, respectively, an increase of $2,537,780 for the reasons stated above in the section “Operating Expenses.”

Other income

For the six months ended June 30, 2025, and 2024, the Company had $21,678 and $1,288 in interest income, respectively. There was loss on the impairment on intangible assets (bitcoin) of $579,049 and $0 during the six months ended June 30, 2025, and 2024, respectively. Additionally, there was unrealized gains on intangible assets (bitcoin) of $624,745 and $0 during the six months ended June 30, 2025, and 2024, respectively.

Net Loss attributable to common stockholders

The Company realized a net loss attributable to common stockholders of $3,348,316 and $881,432 for the six months ended June 30, 2025 and 2024, respectively, an increase of $2,466,884 for the reasons stated above in the section “Operating Expenses.”

Liquidity and capital resources

As of June 30, 2025, and December 31, 2024, the Company had cash in the amount of $60,430 and $4,680,840, respectively. As of June 30, 2025, and December 31, 2024, the Company had stockholders’ equity of $1,823,045 and $4,767,261, respectively.

The Company’s accumulated deficit was $(13,040,024) and $(9,691,708) as of June 30, 2025, and December 31, 2024, respectively.

The Company used net cash in operating activities of $2,664,485 and $675,323 for six months ended June 30, 2025, and 2024, respectively.

Net cash used in investing activities for six months ending June 30, 2025, and 2024 was $2,157,718 and $126,665, respectively. During the six months ended June 30, 2025, we invested $2,001,246 and $156,471 in the purchase of intangible assets (bitcoin) and capitalized development costs, respectively. During the six months ended June 30, 2024, we invested $126,665 in capitalized development costs.

There was cash used in financing activities for the six months ended June 30, 2025, of $201,793, comprised of cash used to repurchase treasury stock of $298,207 and cash provided by a Coinbase BTC loan of $500,000. Net cash provided by financing activities was $941,226 for the six months ended June 30, 2024, comprised of $805,000 from the sale of preferred stock and $161,226 from the sale of common stock, net offering expenses of $25,000.

Capital Resources

As of June 30, 2025, we had cash on hand of $60,430. We currently have minimal sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

On July 18, 2025, we filed the Withdrawal of Designation with the Secretary of State of the State of Nevada and terminated the designation of our Series B Preferred. At the time of the filing of the Withdrawal of Designation, there were no shares of Series B Preferred Stock issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock.

Series C Preferred Stock

On June 17, 2025, the Company filed a Certificate of Designation (the “Series C Certificate of Designation”) with the Secretary of State of Nevada designating 200,000 shares of preferred stock as Series C Preferred Stock. On June 30, 2025, the Company filed an Amended Series C Certificate of Designation which provides that except as otherwise required by the Nevada Revised Statutes, the holders of Series C Preferred Stock shall have no voting rights with respect to such shares.

The Series C Preferred Stock is functionally the same as our common stock except for the inclusion of either, at the election of the holder, a 4.99% or 9.99% beneficial ownership equity blocker and a liquidation preference in the event of a Liquidation Event (as defined in the Series C Certificate of Designation) so that before any amount shall be paid to the holders of any of shares of junior stock, the holders of the Series C Preferred Stock shall receive a number of shares of Series C Preferred Stock equal to the amount per share such holder would receive if such holder converted such Series C Preferred Stock into common stock immediately prior to the date of such payment.

General. The Series C Certificate of Designation for authorizes 200,000 shares of Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $60.00. Each share of Series C Preferred Stock is convertible into 10 shares of our common stock, subject to certain adjustments. The initial conversion price of the Series C Preferred Stock is $6.00 per share of common stock.

Exchange Listing. There is no trading market available for the Series C Preferred Stock. We do not intend to list or quote the Series C Preferred Stock on any securities exchange or nationally recognized trading system.

Ranking. The Series C Preferred Stock ranks junior to the Series A Preferred and Series B Preferred, but ranks senior to our common stock and any preferred stock issued after the Series C Preferred Stock. In the event of the merger or consolidation of the Company with or into another entity, the Series C Preferred Stock shall maintain its relative rights, powers, designations, privileges and preferences provided for in the Series C Certificate of Designation. In the event of a liquidation of the Company, the holders of Series C Preferred Stock will share in the distribution of our net assets on an as-converted basis.

Voting. Except as otherwise required by the Nevada Revised Statutes, the holders of Series C Preferred Stock shall have no voting rights with respect to such shares.

On July 8, 2025, in connection with the Series C Offering, we sold an aggregate of 108,333 shares of Series C Preferred Stock, convertible into 1,083,333 shares of our common stock, at $60.00 per share (each share of Series C is convertible into 10 shares of common stock) on a best-efforts basis for aggregate gross proceeds of $6,499,980 prior to deducting placement agent fees and offering expenses payable by us. The net proceeds to us from the Series C Offering were approximately $6.04 million after deducting placement agent fees and offering expenses payable by us. There is currently no established public market for the Series C Preferred Stock, and we do not expect a market to develop. The Series C Preferred Stock contains a beneficial ownership limitation, pursuant to which a holder may not convert the Series C Preferred Stock into common stock to the extent that, after such conversion, the holder (together with its affiliates) would beneficially own more than either 4.99% or 9.99% of our outstanding common stock, as initially elected by the holder.

Robert Steele Private Transactions

On July 8, 2025, simultaneously with the closing of the Series C Offering, Mr. Robert Steele, the Company’s Chief Executive Officer, agreed to sell 2,500,000 shares of common stock (the “Private Transaction Shares”) to certain accredited investors who participated in the Series C Offering. The purchase price of the Private Transaction Shares was $0.50 per share and Mr. Steele received $1,250,000 in aggregate net proceeds from the sale of the Private Transaction Shares. We have agreed to register the resale of the Private Transaction Shares with the Securities and Exchange Commission within 30 days of the closing of the offering of the Private Transaction Shares.

American Ventures LLC Financial Advisory Agreement

On August 12, 2025, we entered into the American Ventures Advisory Agreement with the Adivsor, pursuant to which the Advisor agreed to provide us with certain financial advisory services, including advising us on crypto treasury strategies, on a non-exclusive basis. Pursuant to the American Ventures Advisory Agreement, we agreed to issue the Advisor the American Ventures Advisory Shares, which such shares of common stock are subject to Stockholder Approval.

August 2025 Offering

On August 11, 2025, we entered into the August 2025 Dominari Agreement with Dominari, pursuant to which we agreed to issue and sell directly to the Investors in the August 2025 Offering, an aggregate of 5,000,000 shares of our common stock.

The closing of the August 2025 Offering occurred on August 12, 2025. The gross proceeds to us were approximately $50 million, before deducting the placement agent’s fees and expenses and estimated offering expenses payable by us. We currently intend to use the net proceeds received from the August 2025 Offering to explore the accumulation of cryptocurrencies and mining equipment, working capital and general corporate purposes.

Pursuant to the August 2025 Dominari Agreement, we paid Dominari a cash fee equal to 7% of the aggregate purchase price paid by the Investors in the August 2025 Offering and a cash fee equal to 1% of the aggregate purchase price paid by the Investors in the August 2025 Offering for non-accountable expenses, and reimbursed Dominari for all reasonable and out-of-pocket expenses incurred in connection with its engagement, including reasonable fees and expenses of its legal counsel in the amount of $150,000. Additionally, we the August 2025 Dominari Warrants to Dominari to purchase up to 350,000 shares of common at an exercise price of $10.00 per share. The August 2025 Dominari Warrant will be exercisable 180 days after the issuance date and has a term of exercise equal to five years from the date of issuance.

Option Assignment

On July 8, 2025, simultaneously with the closing of the Series C Offering, pursuant to the Option Agreement, the Assignor sold the Option to the Assignees. The sale price of the Option was $150,000. Mr. Andrew Haag, the brother of Mr. Robert Haag, a member of our Board of Directors, is a stockholder of the Company and the Managing Member of the Assignor. The Assignor had previously purchased the Option for $125,000 from Mr. Daniel Lupinelli, a principal stockholder of the Company beneficially owing 14.47% of the outstanding Common Stock of the Company as of June 16, 2025. Within 30 days of the closing of the Option sale, the Company has agreed to register within 30 days, the resale of the underlying shares of common stock issuable upon the full exercise of the Option.

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

Shareholder Action by Majority Consent – April 2025

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

Contractual Obligations

Our contractual obligations are included in our notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal controls over financial reporting as of June 30, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the three and six months ended June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company issued 2,982 shares of its Series A Preferred as dividends pursuant to the terms of the Series A Certificate of Designation.

During the three months ended June 30, 2025, the Company issued 1,980 shares of common stock with a fair market value of $10,098 for services rendered and to be rendered to the Company, which such issuance was made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

During the three months ended June 30, 2025, the Company issued 183,750 shares of common stock upon the conversion of 14,700 shares of Series B Preferred at a conversion price of $4.00 per share.

During the three months ended June 30, 2025, the Company issued 176 shares of common stock with a value of $1,249 as a dividend for the Series B Preferred, pursuant to the terms of the Series B Certificate of Designation.

Share Repurchase Program

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2025, to January 31, 2025	-	$-	-	-
February 1, 2025, to February 28, 2025	-	-	-	-
March 1, 2025, to March 31, 2025	79,377	3.76	79,377	701,793
April 1, 2025, to April 30, 2025	-	-	-	-
May 1, 2025, to May 31, 2025	-	-	-	-
June 1, 2025, to June 30, 2025	-	-	-	$-
Total	79,377	$3.76	79,377	$701,793

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

Item 6. ExhibitS

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
1.1	Placement Agency Agreement by and between the Company and Dominari Securities LLC dated August 11, 2025	8-K	001-42388	1.1	August 12, 2025
3.1	Certificate of Designation, Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	001-42388	3.1	June 23, 2025
3.2	Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series C Convertible Preferred Stock dated June 30, 2025	8-K	001-42388	3.1	July 7, 2025
3.3	Amendment to Amended and Restated Bylaws of Thumzup Media Corporation	8-K	001-42388	3.1	July 21, 2025
3.4	Form of Withdrawal of Designation of Series B Convertible Preferred Stock, dated July 18, 2025	8-K	001-42388	3.2	July 21, 2025
4.1	Placement Agent Warrant, issued July 7, 2025	8-K	001-42388	4.1	July 7, 2025
4.2	Form of Placement Agent Warrant, issued August 12, 2025	8-K	001-42388	4.1	August 12, 2025
10.1	Master Loan Agreement, dated as of May 12, 2025, by and among the Company, Coinbase Credit, Inc. and Coinbase Inc.	8-K	001-42388	10.1	May 13, 2025
10.2	Placement Agency Agreement, dated as of June 30, 2025, by and between the Company and Dominari Securities LLC	8-K	001-42388	10.1	July 7, 2025
10.3	Financial Advisory Agreement by and between the Company and American Ventures LLC, Series XVIII DOGE TREAS dated August 12, 2025	8-K	001-42388	10.1	August 12, 2025
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025

By:	/s/ Isaac Dietrich
Isaac Dietrich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2025

