Form 10-K/A
period 2024-12-31
THUMZUP MEDIA Corp
filed 2025-10-30
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-42388

Thumzup Media Corporation

(Exact name of registrant as specified in its charter)

Nevada	85-3651036
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

10557-B Jefferson Blvd., Los Angeles, CA	90232
(Address of principal executive offices)	(Zip code)

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

As of October 30, 2025, there were 16,541,342 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to the Annual Report on Form 10-K of Thumzup Media Corporation (the “Company,” “Thumzup,” “we,” “us,” or “our”) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025 (the “Original 10-K”), is being filed solely for the purposes of correcting certain executive compensation information in Item 11 “Executive Compensation”. On April 30, 2025, the Company filed Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Original 10-K, for the purposes of including the information required by Part III (Items 10-14) of Form 10-K.

Further, because the Company is a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has elected to provide in this Amendment No. 2 certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. Except as set forth in this Amendment No. 2, no other changes are made to the Original 10-K. Unless expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Original 10-K, nor does it modify or otherwise update in any way the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and Amendment No. 1 and with the Company’s filings with the SEC subsequent to the filing of the Original 10-K and Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers.

The following section describes our compensation program for 2023 and 2024 and the compensation of our named executive officers for the years ended December 31, 2024, and 2023, Robert Steele, our Chief Executive Officer, and Isaac Dietrich, our Chief Financial Officer.

Summary Compensation Table

The following summary compensation table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2024, and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock awards ($) (1)		Option awards ($) (1)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)		Total ($)
Robert Steele	2024	83,578	50,000	-		2,469,658	(5)	-	-	1,320	(3)	2,604,556
Chief Executive Officer	2023	67,000	-	-		-		-	-	-		67,000

Isaac Dietrich	2024	74,481	25,000	-		740,898	(6)	-	-	-		840,379
Chief Financial Officer	2023	45,000	-	166,500	(2)	-		-	-	-		211,500

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 6, “Stock Options” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 and December 31, 2023 included in the Original 10-K for more information regarding the Company’s accounting for share-based compensation plans.
(2)	Mr. Dietrich was awarded 24,000 shares of common stock with a fair value of $166,500 for services rendered during the year ended December 31, 2023. Mr. Dietrich did not receive any common stock awards during the year ended December 31, 2024.
(3)	Mr. Steele received executive perquisites of $1,320 for his home internet service during the year ended December 31, 2024.
(4)	Represents payments of discretionary bonuses for performance during the applicable years as determined by the board of directors (the “Board”), and as further described below Bonus Arrangements.
(5)	Mr. Steele was granted an stock option to purchase 500,000 shares of the Company’s common stock, with a strike price of $5.00 per share (as set forth on the Outstanding Equity Awards table below. The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.38 – 154.71%, (3) risk-free interest rate of 4.11%, and (4) expected life of 10 years.

(6)	Mr. Dietrich was granted an stock option to purchase 150,000 shares of the Company’s common stock, with a strike price of $5.00 per share (as set forth on the Outstanding Equity Awards table below. The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.38 – 154.71%, (3) risk-free interest rate of 4.11%, and (4) expected life of 10 years.

At no time during the periods listed in the above tables, with respect to any named executive officers, was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under the “All Other Compensation” column in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2024

On October 29, 2024, Robert Steele was awarded an option to purchase 500,000 shares of common stock at a $5.00 per share strike price with a fair value of $2,469,658.

On October 29, 2024, Isaac Dietrich was awarded an option to purchase 150,000 shares of common stock at a $5.00 per share strike price with a fair of $740,898.

The following table provides information regarding awards held by each of our Named Executive Officers that were outstanding as of December 31, 2024. There were no other equity awards held by our named executive officers as of December 31, 2023.

	Option Awards					Restricted Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised earned options (#)	Option Exercise price($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Steele	0	500,000		$5.00	10/29/2034
Issac Dietrich	0	150,000		$5.00	10/29/2034

(1) The options shall vest per the following schedule: 25% on January 1, 2025 and the remaining 75% vesting in 48 equal monthly installments commencing January 1, 2025.

Narrative Disclosure to the Summary Compensation Table

Robert Steele - Chief Executive Officer, Chairman of the Board, and President

Employment Agreement

Effective October 1, 2022, the Company previously entered into an employment agreement with Robert Steele pursuant to which Mr. Steele serves as the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. received a monthly salary of $5,000 per month. Effective June 1, 2023, the Company increased Mr. Steele’s compensation to $6,000 per month.

Effective May 30, 2024, the Company and Mr. Steele entered into an Executive Employment Agreement, which, among other things, employs Mr. Steele as the Chief Executive Officer of the Company (and superseded the previous employment agreement in its entirety) (the “Steele EA”). Following the Company’s uplisting to a national stock exchange, Mr. Steele’s salary has increased to $168,000, payable in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, Mr. Steele’s base salary is subject to increase upon the achievement of certain net monthly advertising revenue milestones, as follows:

●	$250,000 annual base salary upon $100,000 net monthly ad revenue for twelve consecutive months;
●	$350,000 annual base salary upon $250,000 net monthly ad revenue for twelve consecutive months; and
●	$500,000 annual base salary upon $800,000 aggregate net monthly ad revenue for twelve consecutive months.

Mr. Steele was eligible under the Steele EA to receive a one-time $50,000 past performance bonus upon uplisting to a national exchange, subject to his continued employment at that time. On October 31, 2024, the Company paid Mr. Steele a past performance bonus of $50,000. The Steele EA provides that he may also be eligible for annual bonuses at the Board’s discretion, based on corporate and individual performance.

Mr. Steele is eligible for fringe benefits and perquisites, and to participate in all benefit plans, programs, and policies made available to similarly situated executives, subject to Board approval and applicable plan terms. He determines his own vacation schedule, consistent with Company operating requirements. Business expenses are reimbursed in line with Company policy. Mr. Steele is indemnified to the fullest extent available to other officers and directors under the Company’s policies.

If Mr. Steele’s employment is terminated by the Company without cause and he was able and willing to remain employed, he will receive six months’ base salary (payable monthly or in a lump sum at the Company’s discretion), subject to a customary release.

Equity Award

On May 30, 2024, Mr. Steele was granted an option to purchase 500,000 shares of common stock (the “Steele Option”) pursuant to the Company’s 2024 Equity Incentive Plan (the “Plan”) (subject to the terms and conditions of the Company’s form of Stock Option Agreement under the Plan) at an exercise price of $5.00 per share. 25% of the Steel Option shall vest on January 1, 2025, and the remaining 75% shall vest monthly over 48 months starting January 1, 2025. Upon termination/resignation, Mr. Steele has 90 days to exercise the vested portion of the Steele Option, provided that if he is terminated for cause then he shall forfeit the entire Steele Option (whether vested or unvested). He may exercise on a cashless basis pursuant to a formula defined in his agreement.

Isaac Dietrich - Chief Financial Officer and Principal Financial Officer

Employment Agreement

From September 19, 2022 to October 28, 2024, Mr. Dietrich was compensated $5,000 per month for his services as Director of Finance. The monthly cash fee was waived from September to December 2023. Mr. Dietrich was compensated 24,000 shares of common stock with a fair value of $166,500 for services rendered during the year ended December 31, 2023.

Effective October 29, 2024, the Company and Mr. Dietrich entered into an Executive Employment Agreement, which, among other things, employes Mr. Dietrich as the Chief Financial Officer of the Company (and superseded the previous employment agreement in its entirety) (the “Dietrich EA”). Following the Company’s uplisting to a national stock exchange. Mr. Dietrich is paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, Mr. Dietrich’s base salary is subject to increase upon the achievement of certain net monthly advertising revenue milestones, as follows:

●	$250,000 annual base salary upon $100,000 net monthly ad revenue for twelve consecutive months;
●	$250,000 annual base salary upon $250,000 net monthly ad revenue for twelve consecutive months; and
●	$350,000 annual base salary upon $800,000 aggregate net monthly ad revenue for twelve consecutive months.

Mr. Dietrich was eligible under the Dietrich EA to receive a one-time $25,000 past performance bonus upon uplisting to a national exchange, subject to his continued employment at that time. On October 31, 2024, the Company paid Mr. Dietrich a past performance bonus of $25,000. The Dietrich EA provides that he may also be eligible for annual bonuses at the Board’s discretion, based on corporate and individual performance.

Mr. Dietrich is entitled to fringe benefits and perquisites consistent with those provided to similarly situated Company executives, and to participate in all benefit plans, subject to Board and plan terms. He may take vacation as his duties allow, coordinating with management. Business expenses are reimbursed according to Company policy. Indemnification is provided to the fullest extent available under Company policy.

If Mr. Dietrich’s employment is terminated by the Company without cause and he was able and willing to remain employed, he will receive three months’ base salary (payable monthly or in a lump sum at the Company’s discretion) contingent on execution of a release.

Equity Award

On May 30, 2024, Mr. Dietrich was granted an option to purchase 150,000 shares of common stock (the “Dietrich Option”) pursuant to the Plan (subject to the terms and conditions of the Company’s form of Stock Option Agreement under the Plan) at an exercise price of $5.00 per share. 25% of the Dietrich Option shall vest on January 1, 2025, and the remaining 75% shall vest monthly over 48 months starting January 1, 2025. Upon termination/resignation, Mr. Dietrich has 90 days to exercise the vested portion of the Dietrich Option, provided that if he is terminated for cause then he shall forfeit the entire Dietrich Option (whether vested or unvested). He may exercise on a cashless basis pursuant to a formula defined in his agreement.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the Board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. Based on the review of the Company’s performance for calendar year 2024, the Board, in its sole discretion, determined to pay the bonus to the named executive officer listed in the summary compensation table above.

Perquisites

Perquisites are not a material component of compensation. In general, named executive officers do not receive reimbursements for meals, airlines, and travel costs, other than those costs allowed for all employees. During 2024, our Chief Executive Officer received a perquisite disclosed in the Executive Disclosure Table.

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

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)(11)		All Other Compensation ($)	Total ($)
Robert Haag	$8,547	(3)	$-		$583,610	(8)	$-	$592,157
Joanna Massey (1)	$5,242	(4)	$16,918	(6)	$583,610	(9)	$-	$605,770
Paul Dickman (2)	$5,242	(5)	$11,518	(7)	$671,152	(10)	$-	$687,912

Total:	$19,031		$28,436		$1,838,372		$-	$1,885,839

(1)	Dr. Massey was appointed to the Board effective October 29, 2024.
(2)	Mr. Dickman was appointed to the Board effective October 29, 2024.
(3)	From January 1 to October 28, 2024, Mr. Haag was compensated $1,000 per quarter. Effective October 29, 2024, Mr. Haag received cash compensation of $2,500 per month. Effective October 4, 2025, Mr. Haag resigned as a director of the Company.
(4)	Effective upon her appointment to the Board on October 29, 2024, Dr. Massey receives cash compensation of $2,500 per month.
(5)	Effective upon his appointment to the Board on October 29, 2024, Mr. Dickman receives cash compensation of $2,500 per month..
(6)	From January 1, 2024 until her appointment to the Board on October 29, 2024, Dr. Massey served as an advisor to the Company, for which she was compensated 1,000 shares of common stock per quarter. Dr. Massey received 3,305 shares of common stock with a fair value of $16,918 for her advisory services prior to her appointment to the Board.
(7)	From April 1, 2024 until his appointment to the Board on October 29, 2024, Mr. Dickman served as an advisor to the Company, for which he was compensated 1,000 shares of common stock per quarter. Mr. Dickman received 2,305 shares of common stock with a fair value of $11,518 for her advisory services prior to her appointment to the Board.
(8)	On October 29, 2024, Mr. Haag was issued a vested option to purchase 120,000 shares of common stock at a $5.00 per share strike price with a fair value of $583,610. The award agreement provided that if Mr. Haag resigned or was removed prior to October 28, 2025, the option would be clawed back pro-rata pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board. Effective October 4, 2025, Mr. Haag resigned as a director of the Company and the Board accelerated the vesting of such option.
(9)	On October 29, 2024, Dr. Massey was issued a vested option to purchase 120,000 shares of common stock at a $5.00 per share strike price with a fair value of $583,610. Should Dr. Massey resign or be removed prior to October 28, 2025, the option shall be clawed back pro-rata pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board.
(10)	On October 29, 2024, Mr. Dickman was issued a vested option to purchase 138,000 shares of common stock at a $5.00 per share strike price with a fair value of $671,152. Should Mr. Dickman resign or be removed prior to October 28, 2025, the option shall be clawed back pro-rata pursuant to the Company’s Compensation Recovery Policy and the discretion of the Board.
(11)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 6, “Stock Options” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 and December 31, 2023 included in the Original 10-K for more information regarding the Company’s accounting for share-based compensation plans.

Narrative Summary to Director Compensation.

The director compensation structure is designed to attract and retain experienced, independent Board members and is intended to align the directors’ interests with those of Company shareholders. All compensation arrangements described above supersede any prior agreements.

For fiscal 2024, independent directors of the Company received compensation for Board and committee service, as applicable, consisting of both cash compensation and equity grants, as detailed in the Director Compensation Table. Amounts in the Director Compensation Table reflect compensation earned in the fiscal year, whether paid in cash or equity and all outstanding grants as of December 31, 2024.

Cash Compensation:

Each non-employee director is entitled to receive a cash retainer of $2,500 per month, which includes payment for Board service and for acting as chair on one committee (as noted below). The amount of cash compensation may be subject to review if the Company raises an additional $15 million in financing.

Equity Awards:

On the Effective Date of their appointment (which occurred on October 29, 2024, upon the Company’s listing on a national exchange), each director was granted an option under the Plan (subject to the terms and conditions of the Company’s form of Stock Option Agreement under the Plan) to purchase shares of the Company’s common stock, as follows (the “Director Options”):

●	Paul Dickman (Lead Director and Audit Committee Chair): 138,000 shares
●	Robert Haag (Director and Compensation Committee Chair): 120,000 shares
●	Joanna Massey, Ph.D., MBA (Director and Nominating and Corporate Governance Committee Chair): 120,000 shares

The Director Options have a 10-year term and an exercise price of $5.00 per share. All Director Options are subject to a one-year cliff-vest from the date of grant.

Other Benefits:

Directors are eligible for reimbursement of reasonable, pre-qualified business expenses incurred in the performance of their duties. The Company does not currently offer pension, deferred compensation, or other perquisites to independent directors beyond standard expense reimbursement.

Clawback and Recovery Policy.

All equity awards (including the Steele Option, the Dietrich Option, and the Director Options) are subject to the Company’s clawback policy, in accordance with applicable SEC rules and exchange listing standards, including the Dodd-Frank Act requirements. No clawback or recovery was applied in fiscal 2024.

Disclosure of the Company’s policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information.

The Company does not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, the Company has granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. The Company has not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During fiscal year 2024, the Company did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Our Equity Incentive Plans

The Company maintains the Thumzup Media Corporation 2024 Equity Incentive Plan (the “Plan”), which was adopted by the Board of Directors and approved by stockholders. The Plan is intended to promote the interests of the Company and its shareholders by enabling the Company to recruit and retain key employees, directors, and consultants, and to align their interests with those of shareholders through equity participation. Our Stockholders approved the Plan in May 2024, and initially reserved 1,000,000 shares for issuance under the Plan. In July 2024, our Stockholders amended the Plan to increase the number of shares issuable thereunder to 2,000,000.

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

Plan Details

The following table and information below sets forth information as of April 15, 2025 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,223,000	$5.06	682,967
Equity compensation plans not approved by security holders	-	-	-
Total	1,223,000	$5.06	682,967

Summary of the Plan

Authorized Shares

There are currently 682,967 shares of the 2,000,000 reserved shares of our common stock available for issuance pursuant to the 2024 Plan. Shares of common stock issued under our Plan may be authorized but unissued or reacquired shares of our common stock. Shares of common stock subject to stock awards granted under our Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares of common stock, will not reduce the number of shares of common stock available for issuance under our Plan. Additionally, shares of common stock issued pursuant to stock awards under our Plan that we repurchase or that are forfeited, as well as shares of common stock reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Plan.

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

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. The Plan will terminate ten years after the earlier of (i) the date that the Plan is adopted by the Board, or (ii) the date that the Plan is approved by the stockholders, except that awards that are granted under the Plan prior to its termination will continue to be administered under the terms of the Plan until the awards terminate, expire or are exercised.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October, 2025.

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

/s/ Robert Steele	Chief Executive Officer (Principal Executive Officer) and	October 30, 2025
Robert Steele	Chairman of the Board of Directors

/s/ Isaac Dietrich	Chief Financial Officer	October 30, 2025
Isaac Dietrich	(Principal Financial and Accounting Officer)

/s/ Joanna Massey	Director	October 30, 2025
Joanna Massey

/s/ Paul Dickman	Director	October 30, 2025
Paul Dickman

/s/ Christopher Ensey	Director	October 30, 2025
Christopher Ensey