Form 10-Q
period 2025-09-30
THUMZUP MEDIA Corp
filed 2025-11-14
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission File Number: 001-42388

Thumzup Media Corporation

(Exact name of registrant as Specified in its Charter)

Nevada	85-3651036
(State or Other Jurisdiction of	(I.R.S.
Incorporation or Organization)	Employer Identification No.)

10557-B Jefferson Blvd., Los Angeles, CA	90232
(Address of Principal Executive Offices)	(Zip Code)

(800) 403-6150

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 12, 2025 was 16,541,342.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to manage credit and debt structures from debt holders;

●	our ability to generate revenues and manage the growth of our business;

●	competitive pressures;

●	general economic conditions;

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

●	our expectation that we will successfully consummate the acquisition with Dogehash Technologies, Inc.;

●	changes in the crypto market including adverse federal legislation and regulations;

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”); and

●	compliance with laws and regulations, including those relating to corporate governance matters and tax matters, as well as any future changes to such laws and regulations.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)

ASSETS
Current assets:
Cash	$44,080,451	$4,680,840
Interest receivable	151,631	17,037
Prepaid expenses	600,569	141,300
Total current assets	44,832,651	4,839,177

Property and equipment, net	13,825	14,660
Capitalized software costs, net	386,745	248,627
Intangibles DOGE, net	1,747,852	-
Intangibles Bitcoin, net	2,179,171	-
Notes receivable and interest receivable	2,500,000	-

Total assets	$51,660,244	$5,102,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$301,554	$233,255
Notes Payable (Coinbase)	500,000	-
Accrued payroll and related	81,150	101,948
Total current liabilities	882,704	335,203
		-
Total liabilities	882,704	335,203

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, $45.00 stated value, 1,000,000 shares authorized; 158,428 and 153,411 shares issued and outstanding, respectively	158	153
Preferred stock - Series B, retired as of November 14, 2025; $0.001 par value, $50.00 stated value, 40,000 shares authorized; 16,100 shares issued and outstanding as of December 31, 2024	-	16
Common stock, $0.001 par value, 250,000,000 shares authorized; 16,540,342 and 9,400,535 shares issued and outstanding, respectively	16,540	9,401
Treasury stock, at cost; 262,432 and 0 shares of common stock, respectively	(1,257,420)	-
Additional paid in capital	75,510,866	14,449,399
Accumulated deficit	(23,492,604)	(9,691,708)
Total stockholders’ equity	50,777,540	4,767,261

Total liabilities and stockholders’ equity	$51,660,244	$5,102,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$385	$150	$551	$585

Operating Expenses:
Sales and marketing	670,262	97,082	1,703,512	245,522
Research and development	(1,420)	49,852	191,219	136,939
General and administrative	9,877,494	268,567	11,970,223	850,322
Depreciation and amortization	48,998	27,346	125,336	67,509
Total Operating Expenses	10,595,334	442,847	13,990,290	1,300,292

Loss From Operations	(10,594,949)	(442,697)	(13,989,739)	(1,299,707)

Other Income:
Unrealized gain on intangible asset (cryptocurrencies)	218,273	-	843,018	-
Impairment of intangible asset (cryptocurrencies)	(337,212)	-	(916,261)	-
Interest income	261,283	859	282,961	2,147
Total Other Income	142,344	859	209,718	2,147

Net Loss Before Income Taxes	(10,452,605)	(441,838)	(13,780,021)	(1,297,560)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(10,452,605)	$(441,838)	$(13,780,021)	$(1,297,560)
Dividends on preferred stock	25	(22,999)	(20,875)	(48,709)

Net Loss Attributable to Common Stockholders	$(10,452,580)	$(464,837)	$(13,800,896)	$(1,346,269)

Net Income (Loss) Per Common Share:
Basic	$(0.77)	$(0.06)	$(1.27)	$(0.17)
Diluted	$(0.77)	$(0.06)	$(1.27)	$(0.17)

Weighted Average Common Shares Outstanding:
Basic	13,656,273	7,742,982	10,891,729	7,717,474
Diluted	13,656,273	7,742,982	10,891,729	7,717,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	In Capital	Deficit	Total

Balance at June 30, 2025	158,632	$159	1,000	$1	-	$-	9,677,720	$9,678	$(298,207)	$15,151,438	$(13,040,024)	$1,823,045
Stock based compensation for services rendered and to be rendered	-	-	-	-	-	-	667,500	667	-	8,486,760	-	8,487,427
Common stock issued for cashless option exercises	-	-	-	-	-	-	8,906	9	-	(9)	-	-
Common Stock issued for cash warrant exercises	-	-	-	-	-	-	41,050	41	-	256,521	-	256,562
Common Stock issued for investment	-	-	-	-	-	-	5,000,000	5,000	-	50,000,000	-	50,000,000
Issuance costs – Common Stock	-	-	-	-	-	-	-	-	-	(4,330,000)	-	(4,330,000)
Common Stock issued for Series C conversion	-	-	-	-	(108,333)	(108)	1,083,334	1,083	-	(975)	-	-
Common Stock issued for Series B conversion	-	-	(1,000)	(1)	-	-	12,500	13	-	(13)	-	(1)
Common Stock issued for Series A conversion	(3,289)	(4)	-	-	-	-	49,332	49	-	(45)	-	-
Preferred Series A issued for dividends	3,085	3	-	-	-	-	-	-	-	(3)	25	25
Preferred Series C issued for investment	-	-	-	-	108,333	108	-	-	-	6,499,980	-	6,499,980
Issuance costs – Preferred Series C	-	-	-	-	-	-	-	-	-	(552,788)	-	(552,788)
Purchases of Treasury Stock	-	-	-	-	-	-	-	-	(959,213)	-	-	(959,213)
Net loss											(10,452,605)	(10,452,605)
Balance at September 30, 2025	158,428	$158	-	$-	-	$-	16,540,342	$16,540	$(1,257,420)	$75,510,866	$(23,492,604)	$50,777,540

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	In Capital	Deficit	Total

Balance at June 30, 2024	147,798	$148	16,100.00	$16	-	$-	7,741,731	$7,742	$-	$7,184,531	$(6,573,235)	$619,202
Common Stock issued for services rendered and to be rendered	-	-	-	-	-	-	2,000	2	-	10,596	-	10,598
Common stock issued for Series B dividend	-	-	-	-	-	-	3,802	4	-	20,121	(20,125)	-
Common stock issued for Series A conversion	(187)	(1)	-	-	-	-	2,809	2	-	(3)	-	(2)
Preferred Series A issued for dividends	2,874	3	-	-	-	-	-	-	-	2,874	(2,873)	4
Net loss											(441,838)	(441,838)
Balance at September 30, 2024	150,485	$150	16,100	$16	-	$-	7,750,342	$7,750	$-	$7,218,119	$(7,038,071)	$187,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	In Capital	Deficit	Total

Balance at December 31, 2024	153,411	$153	16,100	$16	-	$-	9,400,535	$9,401	$-	$14,449,399	$(9,691,708)	$4,767,261
Stock based compensation for services rendered and to be rendered	-	-	-	-	-	-	738,361	738	-	9,167,525	-	9,168,263
Common stock issued for cashless option exercises	-	-	-	-	-	-	8,906	9	-	(9)	-	-
Common Stock issued for cash warrant exercises	-	-	-	-	-	-	41,050	41	-	256,521	-	256,562
Common Stock issued for investment	-	-	-	-	-	-	5,000,000	5,000	-	45,670,000	-	45,675,000
Common Stock issued for Series B dividend	-	-	-	-	-	-	5,469	5	-	20,865	(20,875)	(5)
Common Stock issued for Series C conversion	-	-	-	-	(108,333)	(108)	1,083,334	1,083	-	(975)	-	-
Common Stock issued for Series B conversion	-	-	(16,100)	(16)	-	-	201,250	201	-	(185)	-	-
Common Stock issued for Series A conversion	(4,096)	(4)	-	-	-	-	61,437	62	-	(62)	-	(4)
Preferred Series A issued for dividends	9,113	9	-	-	-	-	-	-	-	604	-	613
Preferred Series C issued for investment	-	-	-	-	108,333	108	-	-	-	5,947,183	-	5,947,291
Purchases of Treasury Stock	-	-	-	-	-	-	-	-	(1,257,420)	-	-	(1,257,420)
Net loss											(13,780,021)	(13,780,021)
Balance at September 30, 2025	158,428	$158	-	$-	-	$-	16,540,342	$16,540	$(1,257,420)	$75,510,866	$(23,492,604)	$50,777,540

	Preferred Stock		Preferred Stock		Preferred Stock				Treasury	Additional
	Series A		Series B		Series C		Common Stock		Stock,	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	at Cost	In Capital	Deficit	Total

Balance at December 31, 2023	142,769	$143	-	$-	-	$-	7,656,488	$7,656	$-	$6,033,331	$(5,691,803)	$349,327
Common Stock issued for cash, net	-	-	-	-	-	-	36,256	36	-	161,190	-	161,226
Common Stock issued for services rendered and to be rendered	-	-	-	-	-	-	38,000	38	-	194,930	-	194,968
Common Stock issued for Preferred Series A conversion	(743)	(1)	-	-	-	-	11,149	11	-	(10)	2	2
Common stock issued for Series B dividend	-	-	-	-	-	-	8,449	9	-	40,241	(40,250)	-
Preferred Series B issued for investment	-	-	16,100	16	-	-	-	-	-	804,984	-	805,000
Preferred Series A issued for dividends	8,459	8	-	-	-	-	-	-	-	8,453	(8,460)	1
Issuance costs - Preferred Series B	-	-	-	-	-	-	-	-	-	(25,000)	-	(25,000)
Net loss											(1,297,560)	(1,297,560)
Balance at September 30, 2024	150,485	$150	16,100	$16	-	$-	7,750,342	$7,750	$-	$7,218,119	$(7,038,071)	$187,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THUMZUP MEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(13,780,021)	$(1,297,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	125,336	67,509
Equity issued for services	9,168,264	194,968
Impairment of intangible asset (cryptocurrency)	916,261	-
Unrealized gain on intangible asset (cryptocurrency)	(843,018)	-
Changes in operating assets and liabilities:
Receivables	(134,594)	-
Prepaid expenses	(459,270)	(45,749)
Accrued payroll and related	(20,798)	-
Accounts payable and accrued expenses	67,968	27,657
Net cash used in operating activities	(4,959,872)	(1,053,175)

Cash flows from investing activities:
Purchase of Note	(2,500,000)
Purchases of intangibles (cryptocurrencies)	(4,001,246)
Purchases of property and equipment	(835)	(1,247)
Capitalized software costs	(259,869)	(175,770)
Net cash used in investing activities	(6,761,950)	(177,017)

Cash flows from financing activities:
Proceeds from Coinbase BTC Loan	500,000	-
Proceeds from sale of preferred stock - Series C	5,947,291	-
Purchases of treasury stock	(1,257,420)	-
Proceeds from sale of common stock	45,675,000	161,226
Proceeds from cash warrant exercises	256,562	-
Proceeds from sale of preferred stock - Series B	-	805,000
Costs incurred for equity sales	-	(25,000)
Proceeds from loan - related party	-	140,000
Net cash provided by financing activities	51,121,433	1,081,226

Net (decrease) increase in cash	39,399,611	(148,966)

Cash, beginning of period	4,680,840	259,212

Cash, end of period	$44,080,451	$110,246

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred Series A shares issued for dividends	$9	$8,459
Common shares issued for Preferred Series A conversion	$4	$-
Prepaid expenses paid for by issuance of common stock	$381,870	$-
Common shares issued for Preferred Series B dividends	$5	$8,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Thumzup Media Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our unaudited condensed consolidated financial statements include the accounts of xBitcoin, LLC, Quantum Reach Corporation, and Thumzup, Inc., our wholly owned subsidiaries. All intercompany transactions were eliminated during consolidation.

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

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed, consolidated or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 11, 2025, as amended on Form 10-K/A filed with the SEC on April 30, 2025 (as amended, the “Annual Report”). The December 31, 2024, balance sheet is derived from those financial statements.

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Significant estimates include estimates used in the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents consisted of $44,080,451 and $4,680,840, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2025 and December 31, 2024, the uninsured balances amounted to $43,082,998 and $3,772,766, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit.

Digital Assets

The Company accounts for its digital assets, which are comprised solely of and dogecoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services to store its bitcoin. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company determines the fair value of its bitcoin and dogecoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin and dogecoin (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of one bitcoin and dogecoin quoted on the active exchange at any time since acquiring the specific bitcoin and dogecoin held by the Company. If the carrying value of a bitcoin and dogecoin exceeds that lowest price, an impairment loss has occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized in the period in which the impairment occurs and are reflected within “impairment of intangible assets (cryptocurrencies)” in the Company’s condensed consolidated statements of operations. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they are presented net of any impairment losses in the Company’s condensed consolidated statements of operations. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoins and dogecoins sold immediately prior to sale.

See Note 3, Digital Assets, to the financial statements for further information regarding the Company’s purchases of digital assets.

Prepaid Expenses

As of September 30, 2025 and December 31, 2024, the Company had $600,569 and $141,300 in prepaid expenses, respectively. The Company’s prepaid expenses as of September 30, 2025 and December 31, 2024 primarily consisted of premiums on insurance policies.

Property and Equipment

Property and equipment, which consists of computer equipment, is recorded at cost and depreciated using the straight-line method over the estimated useful lives. Ordinary repair and maintenance costs are included in general and administrative expenses on our statement of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the condensed consolidated statements of operations in gains from sales of property and equipment, net.

The estimated useful life for computer equipment is three years. The Company evaluates the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year. Depreciation expense for the three months ended September 30, 2025 and 2024 was $1,254 and $701, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $3,575 and $2,426, respectively.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our condensed consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires the Company to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the nine months ended September 30, 2025 and 2024, the Company capitalized $259,869 and $175,770 of costs related to the development of software applications, respectively. Amortization of capitalized software costs was $47,744 and $26,644 for the three months ended September 30, 2025 and 2024, respectively. Amortization of capitalized software costs were $121,761 and $65,082 for the nine months ended September 30, 2025,and 2024, respectively. The balance of capitalized software was $386,745 and $248,627, net of accumulated amortization of $242,467 and $120,716 at September 30, 2025 and December 31, 2024, respectively.

The Company evaluates its capitalized software costs for impairment annually, at year-end. As of December 31, 2024, the Company determined no impairment of its capitalized software costs was warranted.

Notes Receivable

Notes receivable consist of a secured promissory note issued by Dogehash Technologies, Inc. (“Dogehash”) and USDE Acquisition, Inc. The notes receivable amounted to $2,500,000 and $0 as of September 30, 2025 and December 31, 2024, respectively. The Company reviews its notes receivable on a regular basis to determine if any allowance is necessary. The allowance is based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. The allowance for credit losses of notes receivable has been nil. See Note 4, Notes Receivable, to the financial statements for further information.

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

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether the Company controls the service provided to the end-user and is the principal in the transaction (gross), or the Company arranges for other parties to provide the service to the end-user and is the agent in the transaction (net). The Company has concluded that it is the agent in its current transactions as it arranges for users to provide the service to the clients and the users post reviews on social media accounts controlled by the users. The assessment of whether the Company is considered the principal or the agent in a transaction could impact the accounting for these transactions and change the timing and amount of revenue recognized. The percentage fee the Company charges is not variable.

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

The Company has no tax positions as of September 30, 2025 and December 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the three and nine months ending September 30, 2025 and 2024, the Company recognized no interest and penalties.

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

See Note 8, Stock Options, to the financial statements for further information regarding the Equity Plans, related share-based compensation expense, and assumptions used in determining fair value.

Treasury Stock

On February 26, 2025, the Company’s board of directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $1 million of the Company’s common stock. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

On September 23, 2025, the Company’s board of directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $10 million of the Company’s common stock. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, cash reserves, cash flows and other business considerations.

The Company accounts for treasury stock at cost.

During the three and nine months ended September 30, 2025, the Company repurchased 183,055 and 262,432 shares of common stock for approximately $959,213 and $1,257,420, respectively, under its share repurchase program.

As of September 30, 2025 and December 31, 2024, the Company had $1,257,420 and $0 in treasury stock, respectively.

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2025 and 2024, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2025	2024
Common shares issuable upon exercise of options	1,196,750	-
Common shares issuable upon exercise of warrants	455,888	-
Common shares issuable upon conversion of preferred stock	2,376,420	2,418,275
Total potentially dilutive shares	4,029,058	2,418,275

Recent Accounting Pronouncements

Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s bitcoin and dogecoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025, on a prospective basis.

The Company expects the adoption of ASU 2023-08 will have a material impact on its condensed consolidated balance sheets, condensed consolidated statements of operations, statements of cash flows and disclosures. The Company will initially record its bitcoin and dogecoin purchases at cost, upon adopting ASU 2023-08, any subsequent increases or decreases in fair value will be recognized as incurred in the Company’s condensed consolidated statements of operations, and the fair value of the Company’s bitcoin and dogecoin will be reflected within the Company’s condensed consolidated balance sheets each reporting period-end. Additionally, the Company will provide quantitative and qualitative disclosures to meet the new requirements under ASU 2023-08, including a roll-forward of its bitcoin and dogecoin holdings during the reporting period and period-end cost basis, fair value, number of units held, and restrictions.

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

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure(s) of a segment’s profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment’s profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 for interim periods beginning January 1, 2025 and it did not have a material impact on the Company’s financial reporting or disclosures.

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

Note 3 – Digital Assets

The following table summarizes the Company’s digital asset holdings, as of:

	September 30, 2025	December 31, 2024
Approximate number of bitcoins held	19.10613241	-
Approximate number of Dogecoin held	7,504,572	-
Digital assets carrying value	$3,927,023	$-
Cumulative digital asset impairment losses	$(916,261)	$-
Unrealized mark-to-market gain	$843,018	$-

The carrying value on the Company’s condensed consolidated balance sheets at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through September 30, 2025, and December 31, 2024, respectively, and not as of September 30, 2025, or December 31, 2024, respectively.

The following table summarizes the Company’s digital asset purchases, digital asset sales, digital asset impairment losses, and gains on sale of digital assets for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Approximate number of bitcoins purchased	-	-
Approximate number of bitcoins sold	-	-
Approximate number of Dogecoin purchased	7,504,572	-
Approximate number of Dogecoin sold	-	-
Digital asset purchases	$2,000,000	$-
Digital asset sales	$-	$-
Digital asset impairment losses	$(337,212)	$-
Gains on sale of digital assets	$-	$-
Unrealized mark-to-market gain	$218,273	$-

	Nine Months Ended September 30,
	2025	2024
Approximate number of bitcoins purchased	19.10613241	-
Approximate number of bitcoins sold	-	-
Approximate number of Dogecoin purchased	7,504,572	-
Approximate number of Dogecoin sold	-	-
Digital asset purchases	$4,001,246	$-
Digital asset sales	$-	$-
Digital asset impairment losses	$(579,049)	$-
Unrealized mark-to-market gain	$843,018	$-

Note 4 – Notes Receivable

On September 24, 2025, the Company loaned $2.5 million to Dogehash (the “Loan”) which was evidenced by a secured promissory note (the “Note”) issued by Dogehash and USDE Acquisition, Inc., a wholly-owned subsidiary of Dogehash (“USDE” and together with Dogehash, the “Maker”), in favor of the Company. The Loan accrues interest at a rate of 8% per annum and matures upon the earlier of: (i) September 22, 2026, (ii) the date the Maker (or any successor in interest of the Maker) consummates the Subsequent Transaction (as defined herein), or (iii) the Agreement and Plan of Merger dated as of August 18, 2025 by and among the Company, TZUP Merger Sub., Inc., a direct, wholly-owned subsidiary of the Company, and Dogehash (the “Purchase Agreement”) is terminated pursuant to its terms. “Subsequent Transaction” means the closing of the acquisition of Maker by the Company pursuant to the Purchase Agreement. The obligations of the Maker under the Note are secured by Collateral (as defined in the Security Agreement (as defined herein)).

In connection with the Loan, on September 24, 2025, the Company entered into a security agreement (the “Security Agreement”) with the Maker pursuant to which, among other things, the Maker granted the Company a first priority lien and security interest in the Collateral including profits interest. In addition, on September 24, 2025, the Company entered into a subordination agreement (the “Subordination Agreement”) with a secured lender (together with its representatives, successors, and assigns, “Secured Lender”) and Dogehash pursuant to which each of the Secured Lender and Dogehash (together with all of its current and future, direct and/or indirect, wholly-owned and/or partially-owned subsidiaries and their respective successors and assigns, the “Debtor”) agreed that any security interest of the Secured Lender (and any other lender that may have a security interest in the assets of the Debtor, if any) in the assets of the Debtor will be subordinated to the senior security interest granted to Company with respect to the Collateral.

During the nine months ended September 30, 2025, the Company utilized $2,500,000 cash to purchase the Note. During the three and nine months ended September 30, 2025, there were interest expenses of $2,778. As of September 30, 2025, there was principal and interest receivable balances of $2,500,000 and $2,778, respectively.

Note 5 – Credit Facilities

On May 12, 2025, the Company entered into that certain Master Loan Agreement (the “MLA”) with Coinbase Credit, Inc. (“Coinbase”) and Coinbase, Inc., pursuant to which the Company and Coinbase may enter into transactions (each such transaction, a “Loan”) in which Coinbase will lend to the Company certain Digital Assets or Cash against a transfer of Collateral (each as defined in the MLA). Pursuant to the MLA, the Company and Coinbase shall agree on the terms of the Loan, and Coinbase shall confirm such Loan by sending a confirmation to the Company. Unless otherwise agreed, the Company will transfer to Coinbase the Collateral with a market value at least equal to the margin percentage of the market value of the Loaned Asset (as defined in the MLA). During the nine months ended September 30, 2025, the Company received $500,000 in proceeds under the MLA. During the three and nine months ended September 30, 2025, there were interest expenses of $10,907 and $21,814, respectively. The Company made $18,099 in interest payments during the nine months ended September 30, 2025. The borrowings under the Loan are collateralized by approximately $1.35 million in bitcoin as of September 30, 2025. As of September 30, 2025, there was principal and accrued interest balances of $500,000 and $3,716, respectively.

Note 6 – Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

Starting on September 21, 2022, the Company entered into securities purchase agreements with four accredited investors, pursuant to which the Company sold an aggregate of 16,446 shares of its Series A Preferred Convertible Voting Stock (the “Series A Preferred”) at a price of $45.00 per preferred share and received aggregate gross proceeds of approximately $740,000.

On September 21, 2022, the Company filed a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock with the Secretary of State of the State of Nevada designating 1,000,000 shares of its preferred stock as Series A Preferred. On September 26, 2022, the Company filed an Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock with the Secretary of State of Nevada (as amended and restated, the “Series A Certificate of Designation”).

Pursuant to the Series A Certificate of Designation, each holder of the Series A Preferred has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series A Preferred into shares of common stock. Each share of Series A Preferred is initially convertible into 15 shares of common stock at a reference rate of $3.00 per share of common stock (the “Series A Reference Rate”), subject to adjustments set forth in the Series A Certificate of Designation.

The holders of Series A Preferred are entitled to receive dividends, in cash or in-kind at the Company’s election, in an amount equal to $0.875 per share per quarter. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the common stock on the Trading Day (as defined in the Series A Certificate of Designation) prior to the issuance of the dividend is below the Series A Reference Rate, in which case the Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Series A Certificate of Designation.

On March 15, 2025, the Company issued 2,982 Dividend Shares.

On April 25, 2025, the Company issued 12,105 shares of common stock in connection with the conversion of 807 shares of Series A Preferred.

On June 15, 2025, the Company issued 3,046 Dividend Shares to the holders of the Series A Preferred.

On August 6, 2025, the Company issued 49,332 shares of common stock in connection with the conversion of 3,289 shares of Series A Preferred.

On September 15, 2025, the Company issued 3,085 Dividend Shares to the holders of the Series A Preferred.

As September 30, 2025 and December 31, 2024, the Company had 158,428 and 153,411 shares of Series A Preferred issued and outstanding, respectively.

Series B Preferred Stock

On March 5, 2024, the Company filed a Certificate of Designation (the “Series B Certificate of Designation”) with the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred (“Series B Preferred”).

From March 14, 2024 to March 28, 2024, the Company entered into securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 3,800 shares of Series B Preferred for aggregate cash proceeds of $190,000.

Pursuant to the Series B Certificate of Designation, each holder Series B Preferred has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into shares of common stock. Each share of Series B Preferred is initially convertible into 10 shares of common stock at a reference rate of $5.00 per share of common stock, subject to adjustments to set forth in the Series B Certificate of Designation.

Upon the Company’s up-listing to The Nasdaq Capital Market (“Nasdaq”), the Series B Preferred became convertible at $4.00 per share and the downside price protections were eliminated. On March 29, 2025, certain call protection provisions in the Series B Preferred went into effect, providing that if the common stock trades at a 100% premium to the conversion price of the Series B Preferred for 10 days or more, the Company can force the conversion of the Series B Preferred into shares of common stock.

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

On July 17, 2025, a holder converted 1,000 shares of Series B Preferred into 12,500 shares of common stock.

As of September 30, 2025 and December 31, 2024, the Company had 0 and 16,100 shares of Series B Preferred issued and outstanding, respectively.

On July 18, 2025, the Company filed a Withdrawal of Designation (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of the Series B Preferred which was effectuated on November 14, 2025. At the time of the filing of the Withdrawal of Designation, no shares of Series B Preferred remained issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock.

Series C Preferred Stock

On June 17, 2025, the Company filed a Certificate of Designation (the “Series C Certificate of Designation”) with the Secretary of State of Nevada designating 200,000 shares of preferred stock as Series C Preferred Stock (“Series C Preferred” or “Series C”).

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

General. The Series C Certificate of Designation authorizes 200,000 shares of Series C, par value of $0.001. Each share of Series C has a stated value of $60.00. Each share of Series C is convertible into 10 shares of the Company’s common stock, subject to certain adjustments. The initial Series C conversion price is $6.00 per share of common stock.

Exchange Listing. There is no trading market available for the Series C. The Company does not intend to list or quote the Series C on any securities exchange or nationally recognized trading system.

Ranking. The Series C ranks junior to the Company’s Series A Preferred and Series B Preferred, but ranks senior to the Company’s common stock and any preferred stock issued after the Series C. In the event of the merger or consolidation of the Company with or into another entity, the Series C shall maintain its relative rights, powers, designations, privileges and preferences provided for in the Series C Certificate of Designation. In the event of a liquidation of the Company, the holders of Series C will share in the distribution of the Company’s net assets on an as-converted basis.

Voting. Except as otherwise required by the Nevada Revised Statutes, the holders of Series C shall have no voting rights with respect to such shares.

As September 30, 2025 and December 31, 2024, the Company had 0 and 0 shares of Series C Preferred issued and outstanding, respectively.

On July 8, 2025, in connection with the offering of Series C Preferred, the Company sold an aggregate of 108,333 shares of Series C Preferred , convertible into an aggregate of 1,083,333 shares of common stock, at $60.00 per share (each share of Series C is convertible into 10 shares of common stock) on a best-efforts basis for aggregate gross proceeds of $6,499,980 prior to deducting placement agent fees and offering expenses payable by the Company (“Series C Offering”). The net proceeds to the Company from the Series C Offering was approximately $6.0 million after deducting placement agent fees and offering expenses payable by the Company. There is currently no established public market for the Series C Preferred. The Series C Preferred contained a beneficial ownership limitation, pursuant to which a holder could not convert the Series C Preferred into common stock to the extent that, after such conversion, the holder (together with its affiliates) would beneficially own more than either 4.99% or 9.99% of the Company’s outstanding common stock, as initially elected by the holder.

From July 8, 2024 to August 25, 2025, the Company issued an aggregate of 1,083,334 common shares upon the conversion of an aggregate of 108,333 shares of Series C Preferred.

On September 12, 2025, the Company filed the Withdrawal of Designation with the Secretary of State of the State of Nevada and terminated the designation of the Series C Preferred. At the time of the filing of the Withdrawal of Designation, no shares of Series C Preferred remained issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series C Preferred Convertible Voting Stock.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended September 30, 2025, the Company issued 738,361 shares of common stock with a fair market value of $8,508,996 for services rendered and to be rendered to the Company.

During the nine months ended September 30, 2025, the Company issued 201,250 shares of common stock upon the conversion of 16,100 shares of Series B Preferred.

During the nine months ended September 30, 2025, the Company issued 5,469 shares of common stock with a value of $20,900 as a dividend for the Series B Preferred.

During the nine months ended September 30, 2025, the Company issued 61,437 shares of common stock upon the conversion of 4,096 shares of Series A Preferred.

During the nine months ended September 30, 2025, the Company issued 1,083,334 shares of common stock upon the conversion of 108,333 shares of Series C Preferred.

During the nine months ended September 30, 2025, the Company issued 41,050 shares of common stock upon the cashless exercise of 41,050 warrants for proceeds of $256,652.

During the nine months ended September 30, 2025, the Company issued 8,906 shares of common stock upon the cashless exercise of 15,000 options.

As of September 30, 2025 and December 31, 2024, the Company had 16,540,342 and 9,400,535 shares of common stock issued and outstanding, respectively.

Treasury Stock

On February 26, 2025, the Company’s board of directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $1 million of the Company’s common stock. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

On September 23, 2025, the Company’s board of directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $10 million of the Company’s common stock. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as market conditions, cash reserves, cash flows and other business considerations.

During the nine months ended September 30, 2025, the Company repurchased 262,432 shares of common stock for approximately $1,257,420 under its share repurchase program.

As of September 30, 2025 and December 31, 2024, the Company had $1,257,420 and $0 in treasury stock, respectively.

On August 12, 2025, the Company entered into a Financial Advisory Agreement (the “Advisory Agreement”) with American Ventures LLC, Series XVIII DOGE TREAS (the “Advisor”) pursuant to which the Company agreed to issue the Advisor 750,000 shares of common stock, subject to Stockholder Approval (as defined in the Advisory Agreement) in consideration for certain financial advisory services.

Note 7 – Contingencies

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. However, if the conflict escalates, it is unknown whether its direct or indirect effects may impact the Company’s business.

Note 8 – Stock Options

The Company’s stockholders approved the Company’s 2024 Equity Incentive Plan in May 2024, amending it in July 2024 to increase the number of shares reserved for issuance thereunder to 2,000,000, and approved the Company’s 2025 Equity Incentive Plan in April 2025 with an additional 2,000,000 shares reserved for issuance thereunder (collectively, the “Plans”). As of September 30, 2025, the Company had 1,993,097 shares of common stock available for future issuance under the Plans.

The Plans provide for the grant of incentive stock options to the Company’s employees, including officers, consultants and directors, and its subsidiaries’ employees, including officers, consultants and directors and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation. The Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plans.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of the options.

On January 15, 2025, the Company issued options to purchase up to 40,000 shares of common stock with a $5.00 exercise price with a fair value of $132,651. The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149.21%, (3) risk-free interest rate of 4.59%, and (4) expected life of 10 years.

During the three and nine months ended September 30, 2025, the Company issued 8,906 common shares upon the cashless exercise of 15,000 options.

During the three and nine months ended September 30, 2025, 11,250 options were forfeited.

A summary of the stock option activity for the nine months ended September 30, 2025 and 2024, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,183,000	$5.06	9.83	$-
Granted	40,000	5.00	9.55	$-
Exercised	(15,000)	5.31	9.25	$-
Cancelled/Exchanged	(11,250)	5.47	9.25	$-
Outstanding at September 30, 2025	1,196,750	$5.05	9.44	$-
Exercisable at September 30, 2025	625,031	$5.03	9.44	$-

A summary of the stock options outstanding at September 30, 2025, is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$5.00	1,063,000	9.44	596,281
5.47	133,750	9.44	28,750
	1,196,750	9.44	625,031

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $5.00 as of September 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended September 30, 2025 and 2024 was $208,702 and $0, respectively. The fair value of all options that vested during the nine months ended September 30, 2025 and 2024 was $659,267 and $0, respectively. Unrecognized compensation expense was $2,480,293 as of September 30, 2025.

Note 9 – Warrants

On July 3, 2025, the Company issued 65,000 warrants with a $6.00 exercise price with a fair value of $559,793 to its financial advisor. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.16% (3) risk-free interest rate of 3.94%, and (4) expected life of 5 years.

On July 16, 2025, the Company issued 10,688 warrants with a $6.25 exercise price with a fair value of $62,260 to its financial advisor for the exercise of its over-allotment option. The Company estimated the fair value of the warrants as of the date of the financing, October 28, 2024, using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.62%, (3) risk-free interest rate of 4.11%, and (4) expected life of 5 years.

On August 12, 2025, the Company issued 350,000 warrants with a $10.00 exercise price with a fair value of $3,240,946 to its financial advisor. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 145.61% (3) risk-free interest rate of 3.83%, and (4) expected life of 5 years.

During the three and nine months ended September 30, 2025, the Company issued 41,050 common shares upon the cash exercise of 41,050 warrants for proceeds of $256,652.

A summary of the warrant activity for the nine months ended September 30, 2025, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	71,250	$6.25	5.00	$-
Granted	425,588	9.14	4.86	-
Exercised	(41,050)	6.25	4.25	-
Cancelled/Exchanged	-	-	-	-
Outstanding at September 30, 2025	455,788	$9.09	4.79	$-
Exercisable at September 30, 2025	455,788	$9.09	4.79	$-

A summary of the warrants outstanding at September 30, 2025, is as follows:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Warrants Exercisable
$6.00	65,000	4.76	65,000
6.25	40,788	4.25	40,788
10.00	350,000	4.87	350,000
	455,788	4.79	455,788

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $5.00 as of September 30, 2025, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

Note 10- Segment Information

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

Note 11 – Related Party Transactions

On August 4, 2025, the Company issued an aggregate of 650,000 shares of common stock for past services rendered to the following officers and directors: Robert Haag (500,000 shares), Isaac Dietrich (50,000 shares), Joanna Massey (50,000 shares), and Paul Dickman (50,000 shares). Effective October 4, 2025, Mr. Haag resigned as a director of the Company.

Isaac Dietrich received a $10,000 bonus on each of March 17, 2025, July 17, 2025, and August 15, 2025.

On September 15, 2025, Robert Haag, Joanna Massey, and Isaac Dietrich received dividends on their Series A Preferred of 651, 32, and 16 shares of Series A Preferred, respectively, pursuant to the Series A Certificate of Designation.

Note 12 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Effective October 14, 2025, the Company issued 100,000 shares of common stock to Chris Ensey, a Director of the Company, and will vest immediately in full upon the closing of the Issuer’s acquisition of Dogehash Technologies, Inc. pursuant to that certain Agreement and Plan of Merger dated as of August 18, 2025, by and among the Company, Dogehash, and TZUP Merger Sub., Inc., a Nevada corporation and direct, wholly-owned subsidiary of the Company.

Effective November 12, 2025, Robert Haag rescinded 500,000 shares of common stock issued under the Company’s 2025 Equity Incentive Plan in August 2025.

Effective November 14, 2025, Isaac Dietrich, Joanna Massey, and Paul Dickman each rescinded 50,000 shares of common stock issued under the Company’s 2025 Equity Incentive Plan in August 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

OVERVIEW

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

The Thumzup App enables users to select a brand they want to post about on social media. Once the Thumzup user selects the brand and takes a photo (using the App), the App will post the photo and a caption to the user’s social media account(s). As of the date of this filing, Instagram is the Company’s initial social media platform that is being used, due to its wide acceptance and its great functionality using photographs. The Company expects to add other social media platforms in the future. For the advertiser, the Thumzup system enables brands to get real people to promote products to their friends, rather than displaying banner ads that consumers now mostly ignore, or contracting with expensive professional influencers. The Company has recorded nominal revenues during the three and nine months ended September 30, 2025, and continues with the development of enhancements to its App and marketing efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following table sets forth certain selected unaudited condensed consolidated statements of operations data for the three months ended September 30, 2025 and 2024.

	For the Three Months ended September 30,
	2025	2024	$ Change	% Change
Revenues	$385	$150	$235	156.67%

Operating Expenses	10,595,334	442,847	10,152,487	2,292.55%

Loss from Operations	(10,594,949)	(442,697)	(10,152,252)	2,293.27%

Other Income	142,345	859	141,486	16,471.04%

Net Loss Attributable to Common Stockholders	$(10,452,579)	$(464,837)	$(9,987,742)	2,148.55%

Revenues

The Company generated revenues of $385 and $150 for the three months ended September 30, 2025 and 2024, respectively, an increase of $235. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the three months ended September 30, 2025 and 2024, the Company incurred operating expenses of $10,595,334 and $442,847, respectively, an increase of $10,152,487. The increase in operating expenses was caused by: marketing expenses increasing by $573,180 from $97,082 during the three months ended September 30, 2024, to $670,262 during the same period in 2025; general and administrative expenses increasing by $9,608,972 from $268,567 during the three months ended September 30, 2024, to $9,877,494 during the same period in 2025; depreciation and amortization expenses increasing by $21,652 from $27,346 during the three months ended September 30, 2024, to $48,998 during the same period in 2025; and a decrease in research and development expenses of $51,272 from $49,852 during the three months ended September 30, 2024, to $(1,420) during the same period in 2025.

Net Loss from operations

The Company realized a net loss from operations before income taxes of $10,594,949 and $442,697 for the three months ended September 30, 2025 and 2024, respectively, an increase of $10,152,252 for the reasons stated above in the section “Operating Expenses.”

Other income

For the three months ended September 30, 2025 and 2024, the Company had $261,284 and $859 in interest (expense) and income, respectively. There was loss on the impairment on intangible assets (cryptocurrencies) of $337,212 and $0 during the three months ended September 30, 2025 and 2024, respectively. Additionally, there was unrealized gains on intangible assets (cryptocurrencies) of $218,273 and $0 during the three months ended September 30, 2025 and 2024, respectively.

Net Loss attributable to common stockholders

The Company realized a net loss attributable to common stockholders of $10,452,579 and $464,837 for the three months ended September 30, 2025 and 2024, respectively, an increase of $9,987,742 for the reasons stated above in the section “Operating Expenses.”

NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

The following table sets forth certain selected unaudited condensed consolidated statements of operations data for the nine months ended September 30, 2025, and 2024.

	For the Nine Months ended September 30,
	2025	2024	$ Change	% Change
Revenues	$551	$585	$(34)	(5.81)%

Operating Expenses	13,990,290	1,300,292	12,689,998	975.93%

Loss from Operations	(13,989,739)	(1,299,707)	(12,690,032)	976.38%

Other Income	209,719	2,147	207,572	9,668.01%

Net (Loss) Attributable to Common Stockholders	$(13,800,895)	$(1,346,269)	$(12,454,626)	925.12%

Revenues

The Company generated revenues of $551 and $585 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $34. The Company has prioritized expanding its footprint of listed businesses before focusing on converting them to paying clients.

Operating expenses

For the nine months ended September 30, 2025 and 2024, the Company incurred operating expenses of $13,990,290 and $1,300,292, respectively, an increase of $12,689,998. The increase in operating expenses was caused by: marketing expenses increasing by $1,457,990 from $245,522 during the nine months ended September 30, 2024, to $1,703,512 during the same period in 2025; general and administrative expenses increasing by $11,119,901 from $850,322 during the nine months ended September 30, 2024, to $11,970,223 during the same period in 2025; depreciation and amortization expenses increasing by $57,827 from $67,509 during the nine months ended September 30, 2024, to $125,336 during the same period in 2025; and an increase in research and development expenses of $54,280 from $136,939 during the nine months ended September 30, 2024, to $191,219 during the same period in 2025.

Net Loss from operations

The Company realized a net loss from operations before income taxes of $13,989,739 and $2,147 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $12,690,032 for the reasons stated above in the section “Operating Expenses.”

Other income

For the nine months ended September 30, 2025 and 2024, the Company had $282,962 and $2,147 in interest and income, respectively. There was loss on the impairment on intangible assets (cryptocurrencies) of $(916,261) and $0 during the nine months ended September 30, 2025 and 2024, respectively. Additionally, there was unrealized gains on intangible assets (cryptocurrencies) of $843,018 and $0 during the nine months ended September 30, 2025 and 2024, respectively.

Net Loss attributable to common stockholders

The Company realized a net loss attributable to common stockholders of $13,800,895 and $1,299,707 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $12,454,626 for the reasons stated above in the section “Operating Expenses.”

Liquidity and capital resources

As of September 30, 2025 and December 31, 2024, the Company had cash in the amount of $44,080,451 and $4,680,840, respectively. As of September 30, 2025 and December 31, 2024, the Company had stockholders’ equity of $50,777,540 and $4,767,261, respectively.

The Company’s accumulated deficit was $(23,492,603) and $(9,691,708) as of September 30, 2025 and December 31, 2024, respectively.

The Company used net cash in operating activities of $4,959,872 and $1,053,175 for nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, cashflows were impacted by depreciation and amortization of $125,336, equity issued for services of $9,168,263, impairment of intangible assets (cryptocurrencies) of $916,261, unrealized gain on intangibles (cryptocurrencies) of $843,018, change in receivables of $134,594, change in payables and accrued expenses of $67,968, change in prepaids of $459,269, and changes in accrued payroll of $20,798. For the nine months ended September 30, 2024, cashflows were impacted by depreciation and amortization of $67,509, equity issued for services of $194,968, change in payables and accrued expenses of $27,657, and change in prepaids of $45,749.

Net cash used in investing activities for nine months ending September 30, 2025 and 2024 was $6,761,950 and $177,017, respectively. During the nine months ended September 30, 2025, we invested $4,001,246, $2,500,000, $835, $259,869, in the purchase of intangible assets (bitcoin and Dogecoin), funding a debt note issued by Dogehash Technologies Inc., purchase of computer equipment, and capitalized development costs, respectively. During the nine months ended September 30, 2024, there were $175,770 in capitalized development costs and $1,247 used for the purchase of equipment.

There was cash generated by financing activities for the nine months ended September 30, 2025 of $51,121,442 comprised of cash used to repurchase treasury stock of $1,257,420, offset by cash provided by a Coinbase BTC loan of $500,000, cash received from the cash exercise of warrants of $256,562, cash provided by the sale of common stock of $45,675,000, and cash received from the sale of Series C preferred stock of $5,947,300.

Net cash provided by financing activities was $1,081,228 for the nine months ended September 30, 2024 and was comprised of $140,000 from the issuance of non-convertible notes, $805,000 from the sale of Series B preferred stock , less offering costs of $25,000 and $161,228 net proceeds from the sale of common stock.

Capital Resources

As of September 30, 2025, we had cash on hand of $44,080,451. We currently have minimal sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Series A Preferred Stock

Pursuant to the Series A Certificate of Designation, the Company designated 1,000,000 shares of preferred stock as Series A Preferred. The Series A Preferred votes together with the common stock of the Company on an as-converted basis, provided that each holder of Series A Preferred shall be limited to voting the number of votes that is 9.99% of all shares entitled to vote, except as required by law.

Subject to the provisions of Section 4 of the Series A Certificate of Designation, each holder shall have the right, at any time and from time to time, at such holder’s option, to convert any or all of such holder’s shares of Series A Preferred into the number of shares of common stock as set forth herein. Each share of Series A Preferred initially converts into 15 shares of common stock (the “Conversion Rate”) at a reference rate of $3.00 per share of common stock (the “Series A Reference Rate”) subject to adjustments set forth in Sections 4(g) and (h) of the Series A Certificate of Designation.

The holders of Series A Preferred shall be entitled to receive, in cash or in-kind at Company’s election, in an amount equal to $3.50 per share. If paid in kind, the dividend shall be in shares of Series A Preferred (the “Series A Dividend Shares”) valued at the $45.00 per share of Series A Preferred (the “Purchase Price”) unless the closing price of the common stock on the trading day prior to the issuance of the dividend is below the Series A Reference Rate, in which case the Series A Dividend Shares shall be valued at the Purchase Price adjusted pursuant to the formula set forth in Section 3 of the Series A Certificate of Designation.

Under the Series A Certificate of Designation, at no time may all or a portion of the Series A Preferred be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the Holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time (the “4.99% Beneficial Ownership Limitation”); provided, however, that, upon the holder providing the Company with 61 days’ advance notice (the “4.99% Waiver Notice”) that the holder would like to waive Section 4(f) of the Series A Certificate of Designation with regard to any or all shares of common stock issuable upon conversion of the Series A Preferred, Section 4(f) will be of no force or effect with regard to all or a portion of the Series A Preferred referenced in the 4.99% Waiver Notice but shall in no event waive the 9.99% beneficial ownership limitation.

Series B Preferred Stock

On March 5, 2024, the Company filed a Certificate of Designation (the “Series B Certificate of Designation”) with the Secretary of State of Nevada designating 40,000 shares of preferred stock as Series B Preferred Stock (“Series B Preferred”).

The Company raised $805,000 in a Series B Preferred offering during the period March to May 2024. Each share of Series B Preferred cost $50 and initially converts into 10 shares of common stock and pays a 10% dividend on a quarterly basis and has downside price protection. Once the Company up-lists on a national securities exchange, the Series B Preferred converts at a 20% discount to the price of the offering set forth on its Registration Statement on S-1 and the downside price protections are eliminated. There is a call provision that goes into effect six months from the listing on a national securities exchange, that if the common stock trades at a 100% premium to the conversion price for 10 days or more, the Company can force the conversion of the Series B Preferred into common stock.

Pursuant to the Series B Certificate of Designation, each holder of the Series B Preferred has the right, at any time and from time to time, at the shareholder’s option to convert any or all of such holder’s shares of Series B Preferred into shares of common stock. Each share of Series B Preferred is initially convertible into 10 shares of common stock at a reference rate of $5.00 per share of common stock, subject to adjustments set forth in the Series B Certificate of Designation.

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

On July 18, 2025, we filed the Withdrawal of Designation with the Secretary of State of the State of Nevada and terminated the designation of our Series B Preferred which was effectuated on November 14, 2025. At the time of the filing of the Withdrawal of Designation, there were no shares of Series B Preferred Stock issued and outstanding. The Withdrawal of Designation eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series B Preferred Convertible Voting Stock.

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

On July 8, 2025, in connection with the offering of Series C Preferred (the “Series C Offering”), we sold an aggregate of 108,333 shares of Series C Preferred Stock, convertible into 1,083,333 shares of our common stock, at $60.00 per share (each share of Series C is convertible into 10 shares of common stock) on a best-efforts basis for aggregate gross proceeds of $6,499,980 prior to deducting placement agent fees and offering expenses payable by us. The net proceeds to us from the Series C Offering were approximately $6.04 million after deducting placement agent fees and offering expenses payable by us. There is currently no established public market for the Series C Preferred Stock, and we do not expect a market to develop. The Series C Preferred Stock contains a beneficial ownership limitation, pursuant to which a holder may not convert the Series C Preferred Stock into common stock to the extent that, after such conversion, the holder (together with its affiliates) would beneficially own more than either 4.99% or 9.99% of our outstanding common stock, as initially elected by the holder.

On September 12, 2025, the Company filed a Withdrawal of Designation (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of the Series C Preferred. At the time of the filing of the Withdrawal of Designation, there were no shares of Series C Preferred remained issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Series C Certificate of Designation.

August 2025 Offering

On August 11, 2025, we entered into a placement agency agreement (the “August 2025 Dominari Agreement”) with Dominari Securities LLC (“Dominari”), pursuant to which, on August 12, 2025, we issued and sold directly to investors (the “Investors”) an aggregate of 5,000,000 shares of our common stock (the “August 2025 Offering”). The gross proceeds to us were approximately $50 million, before deducting the placement agent’s fees and expenses and estimated offering expenses payable by us. We currently intend to use the net proceeds received from the August 2025 Offering to explore the accumulation of cryptocurrencies and mining equipment, working capital and general corporate purposes.

Pursuant to the August 2025 Dominari Agreement, we paid Dominari a cash fee equal to 7% of the aggregate purchase price paid by the Investors in the August 2025 Offering and a cash fee equal to 1% of the aggregate purchase price paid by the Investors in the August 2025 Offering for non-accountable expenses, and reimbursed Dominari for all reasonable and out-of-pocket expenses incurred in connection with its engagement, including reasonable fees and expenses of its legal counsel in the amount of $150,000. Additionally, we issued a warrant (the “August 2025 Dominari Warrant”) to Dominari to purchase up to 350,000 shares of common stock at an exercise price of $10.00 per share. The August 2025 Dominari Warrant will be exercisable 180 days after the issuance date and has a term of exercise equal to five years from the date of issuance.

Coinbase Master Loan Agreement

On May 12, 2025, the Company entered into that certain MLA with Master Loan Agreement (the “MLA”) with Coinbase Credit, Inc. (“Coinbase”) and Coinbase, Inc., pursuant to which the Company and Coinbase may enter into loans in which Coinbase will lend to the Company certain digital assets or cash against a transfer of Collateral (as defined in the MLA). Pursuant to the MLA, the Company and Coinbase shall agree on the terms of the loan (which terms may be amended by mutual agreement of the parties), including (i) the Digital Asset (as defined in the MLA) or currency of any cash to be lent, (ii) the quantity of the digital asset or cash to be lent, (iii) the Loan Fee Rate (as defined in the MLA) to be paid by the Company to Coinbase, (iv) the type and amount of fees to be charged (if any), (v) the type and amount of Collateral to be transferred by the Company to Coinbase, (vi) the day on which the loan is to commence, (vii) whether the loan is for a fixed term or open, and if for a fixed term the term and maturity date of the Loan, and (viii) any additional terms, and Coinbase shall confirm such loan by sending a confirmation to the Company. Unless otherwise agreed, the Company will transfer to Coinbase Collateral with a market value at least equal to the margin percentage of the market value of the Loaned Asset (as defined in the MLA).

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

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the technology and social media industry, including, but not limited to, development by competitors of new products and applications, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors.”

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our controls and procedures will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the three and nine months ended September 30, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, supplemented or superseded by other reports we file with the SEC. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

Completion of our proposed acquisition (the “Acquisition”) of Dogehash Technologies, Inc. (“Dogehash”) is subject to the conditions contained in the Agreement and Plan of Merger dated August 18, 2025 (the “Merger Agreement”), by and among the Company, TZUP Merger Sub, Inc., and Dogehash and if these conditions are not satisfied, we may not complete the Acquisition.

The completion of the Acquisition is subject to various closing conditions, including, but not limited, to the Company obtaining stockholder approval, the accuracy of the parties’ representations and warranties in the Merger Agreement, the receipt of any required regulatory approvals including Nasdaq and third-party consents and the parties’ compliance with their covenants in the Merger Agreement.

Many of the conditions to the closing of the Acquisition are not within our control, and we cannot predict with certainty when or if these conditions will be satisfied. The failure to satisfy any of the required conditions could delay the completion of the Acquisition or prevent it from occurring. Any delay in completing the Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing in the Agreement will be satisfied or that the Acquisition will be completed or that, if completed, we will realize the anticipated benefits.

Our failure to complete the Acquisition could negatively impact our stock price, our financial condition and our future business and financial results.

If the Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Acquisition, we could be subject to a number of negative consequences, including, among others: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; and (ii) we will still be required to pay certain significant costs relating to the Acquisition, including legal, accounting, financial advisor costs, and may be required to pay the termination fee provided for in the Merger Agreement. If the Acquisition is not completed or if completion of the transactions contemplated by the Merger Agreement are delayed, any of these risks could occur and may adversely affect our business, financial condition, financial results, and stock price.

Our business relationships, those of Dogehash or the combined company may be subject to disruption due to uncertainty associated with the Acquisition.

Parties with which we or Dogehash do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us, Dogehash or the combined company. Our and Dogehash’s business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relationships with us or Dogehash, as the case may be, will not be adversely impacted as a result of the Acquisition or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Dogehash, or the combined company as a result of the Acquisition. Any of these other disruptions could have a material adverse effect on our or Dogehash’s business, financial condition, or results of operations or on the business, financial condition or results of operations of the combined company, and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisition.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of which would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. In the event of a failure or liquidity issues at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations. Similarly, if our customers or partners experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 17, 2025, the Company issued 12,500 shares of common stock upon the conversion of 1,000 shares of Series B Preferred at a conversion price of $4.00 per share.

On August 6, 2025, the Company issued 49,332 shares of common stock upon the conversion of 3,289 shares of Series A Preferred at a conversion price of $3.00 per share.

On September 15, 2025, the Company issued 3,085 shares of its Series A Preferred as dividends pursuant to the terms of the Series A Certificate of Designation.

During the three months ended September 30, 2025, the Company issued 8,906 shares of common stock upon the cashless exercise of 15,000 options.

During the three months ended September 30, 2025, the Company issued 7,500 shares of common stock for services rendered and to be rendered to the Company.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Share Repurchase Program

The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2025	-	-	-	701,793
August 1 to August 31, 2025	-	-	-	701,793
September 1 to September 30, 2025	183,055	5.24	183,055	8,742,580
Total	183,055	$5.24	183,055	$8,742,850

(1) On September 23, 2025, the Company’s board of directors authorized a share repurchase program, pursuant to which the Company may repurchase up to $10 million of its shares of common stock through December 31, 2026 (the “September Buyback Program”). This share repurchase program is in addition to the share repurchase program approved by the Company’s board of directors on February 26, 2025, which authorized the Company to repurchase up to $1 million of its shares of common stock and was completed on September 19, 2025. Approximately $8.7 million remains authorized for repurchase under the September Buyback Program.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Further, during the fiscal quarter ended September 30, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6. ExhibitS

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 19, 2025, by and among Thumzup Media Corporation, TZUP Merger Sub., Inc. and Dogehash Technologies, Inc.	8-K	001-42388	2.1	August 22, 2025
3.1	Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series C Convertible Preferred Stock dated June 30, 2025	8-K	001-42388	3.1	July 7, 2025
3.2	Form of Withdrawal of Designation of Series C Convertible Preferred Stock, dated September 12, 2025	8-K	001-42388	3.2	September 12, 2025
4.1	Placement Agent Warrant	8-K	001-42388	4.1	July 7, 2025
4.2	Form of Placement Agent Warrant	8-K	001-42388	4.1	August 12, 2025
10.1	Placement Agency Agreement	8-K	001-42388	10.1	July 7, 2025
10.2	Form of Securities Purchase Agreement	8-K	001-42388	10.2	July 7, 2025
10.3	Form of Restricted Stock Agreement	8-K	001-42388	10.1	August 6, 2025

10.4	Placement Agency Agreement by and between the Company and Dominari Securities LLC dated August 11, 2025	8-K	001-42388	1.1	August 12, 2025
10.5	Financial Advisory Agreement by and between the Company and American Ventures LLC, Series XVIII DOGE TREAS dated August 12, 2025	8-K	001-42388	10.1	August 12, 2025
10.6	Note issued on September 24, 2025 by Dogehash Technologies, Inc. and USDE Acquisition, Inc. in favor of the Company	8-K	001-42388	10.1	September 30, 2025
10.7	Security Agreement dated September 24, 2025 by and among the Company, Dogehash Technologies, Inc. and USDE Acquisition, Inc.	8-K	001-42388	10.2	September 30, 2025
10.8	Subordination Agreement dated September 24, 2025 by and among the Company, the Secured Lender and Dogehash Technologies, Inc. and USDE Acquisition, Inc.	8-K	001-42388	10.3	September 30, 2025
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thumzup Media Corporation

By:	/s/ Robert Steele
Robert Steele
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025

By:	/s/ Isaac Dietrich
Isaac Dietrich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2025

