Form 10-K
period 2025-12-31
Datacentrex, Inc.
filed 2026-04-13
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-42388

DATACENTREX, INC.

(exact name of registrant as specified in its charter)

Nevada	85-3651036
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

470 W 200 N STE 18 Salt Lake City, UT	84103
(Address of principal executive offices)	(Zip Code)

(800) 403-6150

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DTCX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $67,840,817 as of June 30, 2025.

As of April 13, 2026, there were 36,208,403 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our Company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Those risks and uncertainties include, among others:

●	our ability to successfully achieve our strategic initiatives, including our expectation that we will be able to secure additional miners;

●	potential adverse reactions or changes to business relationships resulting from the completion of the merger (the “Merger”) with Dogehash Technologies Inc.;

●	our inability to successfully operate as a combined business from the Merger;

●	possible failure for us to realize certain anticipated benefits of the Merger, including with respect to future financial operating results;

●	competition in our markets;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	our investment strategy, including digital asset market volatility, cybersecurity and custody of assets, potential changes in laws or accounting standards relating to digital assets and regulatory developments affecting digital assets;

●	volatility of our stock price;

●	the effect of any cybersecurity incident;

●	general economic conditions; and

●	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to our Business

●	We have a short operating history in the cryptocurrency mining space, and our new business is subject to a number of significant risks and uncertainties which affect its future viability.

●	Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations.

●	Our business may be heavily impacted by geopolitical, social, economic, and other events and circumstances in the United States, or elsewhere.

●	We may not be able to compete effectively against our current and future competitors.

Risks Related to Our Growth

●	New offerings or lines of business may subject us to additional risks.

●	We may not adequately respond to price fluctuations and rapidly changing technology.

●	If we were to pursue ownership or development of data center facilities in the future, our construction of new data centers, data center expansions, or data center redevelopment could involve significant risks to our business.

●	If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Cryptocurrency Mining

●	If we fail to grow our hashrate, we may be unable to compete, and our business, financial condition, and results of operations could suffer.

●	We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.

●	Our reliance on third-party mining pool service providers, including ViaBTC & Nicehash, for our mining revenue payouts may have a negative impact on our business, financial condition, and results of operations.

●	The further development and acceptance of the Scrypt network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect our business, financial condition, and results of operations.

Risks Related to Digital Assets

●	The trading prices of many digital assets, including Bitcoin and Dogecoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Bitcoin, Dogecoin, or Litecoin, could have a material adverse effect on the value of our common stock and the digital assets held in our treasury could lose all or substantially all of their value.

●	Digital assets such as Bitcoin and Dogecoin were only introduced within the past two decades, and the medium-to-long term value of Bitcoin, Dogecoin, and other digital assets we hold is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

●	Digital assets represent a new and rapidly evolving industry, and the value of the digital assets held in our treasury depends on the continued acceptance of Bitcoin, Dogecoin, and other digital assets we hold.

●	The value of the shares of our common stock may relate directly to the value of the digital assets we hold, particularly Bitcoin and Dogecoin, the values of which may be highly volatile and subject to fluctuations due to a number of factors.

Risks Related to Our Common Stock

●	Lapsed lockup restrictions may create downward pressure on the market price of our common stock.

●	Our common stock price may be volatile, which could result in substantial losses to investors and litigation.

●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

●	We are an early-stage company with limited operating history.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

Part I

Throughout this Annual Report, “Datacentrex,” the “Company,” “we,” “us,” and “our” refers to Datacentrex, Inc., individually, or as the context requires, collectively with its subsidiaries.

Item 1. Business

Company Overview

Datacentrex, Inc. (formerly, Thumzup Media Corporation), a Nevada corporation (“Datacentrex,” the “Company,” “we,” “us,” or “our”) is a digital infrastructure and capital deployment company that owns and operates Scrypt compute assets and evaluates strategic transactions across asset-backed operating businesses. Our current operating platform is centered on owned and operated Scrypt-based proof-of-work (“PoW”) compute deployed through third-party colocation facilities. We monetize this compute primarily through hashrate marketplace mechanisms and manage a treasury of digital assets and cash in a manner intended to preserve capital and support opportunistic, accretive deployment.

Our Scrypt compute operations utilize specialized application-specific integrated circuit (“ASIC”) hardware to contribute hashrate to the Litecoin blockchain. Through merged-mining architecture, that same hashrate can simultaneously secure and validate additional Scrypt-based networks, including Dogecoin and other auxiliary Scrypt chains, without incremental energy consumption. This merged-mining attribute allows a single deployment of compute and power to produce economic exposure to multiple networks, subject to protocol rules and monetization mechanics.

On August 18, 2025, Datacentrex, entered into an Agreement and Plan of Merger with TZUP Merger Sub, Inc., a wholly-owned subsidiary of the Company, and Dogehash Technologies, Inc. (“Doge”), a Nevada corporation, pursuant to which the Company agreed to acquire Doge (the “Merger”). As of the consummation of the Merger between Thumzup Media Corporation (“Thumzup”) and Doge, the Company operates more than 3,100 Scrypt ASIC miners deployed across multiple geographically diversified colocation facilities.

Our results are primarily driven by (i) realized revenue rate per unit of hashrate deployed, (ii) power cost and curtailment exposure at the facility level, (iii) uptime and operational execution, (iv) availability and replacement cycle dynamics for Scrypt ASIC supply, and (v) treasury and capital allocation decisions, including decisions regarding holding, converting, or deploying digital assets and cash.

We are not a protocol developer. We do not control any blockchain network and do not generate revenues from maintaining or updating any open-source network protocol. Our results depend on our ability to procure and operate compute infrastructure economically and to monetize that compute in a manner that produces attractive risk-adjusted returns.

The Company’s operations are principally operated remotely at various data centers throughout the United States. The Company’s principal address is 470 W 200 N STE 18, Salt Lake City, UT 84103 and its telephone number is (800) 403-6150. The Company’s website address is www.datacentrex.com. The information provided on the Company’s website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Corporate Information and History

Our current business was formed through a series of transactions involving an asset acquisition, a public-company business combination, and a subsequent name change.

Thumzup Media Corporation (“Thumzup”) was incorporated in the State of Nevada on October 27, 2020. Thumzup was originally organized as a technology company focused on social media advertising and content monetization.

In July 2025, Doge acquired certain digital asset mining assets and related business operations from US Data & Energy, LLC (“USDE”) pursuant to an asset purchase transaction. These assets included ASIC miners and related equipment that were located at colocation facilities, warehoused, on order, or in transit for digital asset compute activities.

Thereafter, Doge was acquired by Thumzup in the Merger. Following completion of the Merger, the combined company changed its name to Datacentrex, Inc.

The Company’s operations are principally operated remotely at various data centers throughout the United States. The Company’s principal address is 470 W 200 N STE 18, Salt Lake City, UT 84103 and its telephone number is (800) 403-6150. The Company’s website address is www.datacentrex.com. The information provided on the Company’s website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report.

Unless the context requires otherwise, references in this section to our “operations,” “fleet,” or “compute platform” refer to the business and assets as operated by Datacentrex following the Merger.

Recent Developments

Doge Acquisition

On August 18, 2025, Datacentrex entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TZUP Merger Sub, Inc., a wholly-owned subsidiary of Datacentrex (“Merger Sub”), and Dogehash Technologies, Inc. (“Doge”), a Nevada corporation, pursuant to which the Company agreed to acquire Doge.

On December 15, 2025, Merger Sub and Doge filed Articles of Merger with the Nevada Secretary of State pursuant to which, effective as of December 15, 2025, Merger Sub merged with and into Doge with Doge surviving as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company issued an aggregate of 13,835,188 shares of the Company’s common stock, and 16,239.812 shares of Series D Convertible Preferred convertible into an aggregate of 16,239,812 shares of common stock to the shareholders of Doge in exchange for 100% of the outstanding capital stock of Doge.

Name Change

On December 15, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name to Datacentrex, Inc. from Thumzup Media Corporation.

Public Offering

On March 26, 2026, we entered into a placement agency with Dominari Securities LLC, pursuant to which we sold directly to investors, in a best efforts offering, an aggregate of (i) 4,510,000 shares of common stock at $2.00 per share and (ii) pre-funded warrants to purchase up to an aggregate of 5,575,000 shares of common stock at $1.99 per pre-funded warrant. The securities were offered and sold by us pursuant to our effective registration statement on Form S-3 (File No. 333-286951). The closing of the offering occurred on March 31, 2026 and the gross proceeds from the offering were approximately $20.2 million, before deducting placement agent fees and expenses and estimated offering expenses payable by us. We intend to use the net proceeds received from the offering for working capital and general corporate purposes.

Our Business Model

We generate revenues by deploying owned Scrypt ASIC hardware to produce PoW hashrate and monetizing that hashrate through market-based channels. Our model can be summarized as:

●	acquiring and operating owned Scrypt ASIC hardware;

●	securing competitive power and physical hosting through colocation agreements;

●	maintaining operational discipline through monitoring, maintenance, configuration management, and rapid response to downtime;

●	monetizing hashrate primarily through a hashrate marketplace model (typically settling in Bitcoin); and

●	managing treasury assets and cash with the objective of preserving capital while pursuing yield-enhancing and accretive opportunities consistent with our risk management approach.

Our monetization approach is intended to reduce reliance on any single protocol-native payout stream and improve realized economics by seeking transparent market pricing for compute and minimizing certain fees and conversion costs that can arise under traditional pool-based mining models.

Scrypt Proof-of-Work Compute and Merged Mining

Scrypt is a PoW hashing algorithm used by Litecoin and certain other digital asset networks, including Dogecoin. Scrypt ASIC miners are not interchangeable with SHA-256 ASIC miners used for Bitcoin. As a result, Scrypt compute is a distinct compute market with different hardware supply dynamics, competition levels, and revenue drivers.

We primarily contribute hashrate to the Litecoin blockchain. Litecoin supports merged mining, which allows the same computational work used to validate Litecoin blocks to simultaneously validate additional Scrypt-based networks. In practical terms, merged mining can allow a miner to generate rewards attributable to multiple networks from the same energy input, subject to the rules of the applicable protocols and the payout mechanisms used by the monetization channel.

Merged mining does not create unlimited or guaranteed incremental economics. Rewards attributable to auxiliary networks may vary based on protocol parameters, network conditions, and monetization mechanics. The Company remains exposed to market and network dynamics affecting Scrypt compute generally, including changes in total network hashrate, mining difficulty, protocol reward structures, and transaction fee markets.

Hashrate Monetization and Marketplace Model

Traditional PoW miners often monetize compute by connecting directly to a mining pool that aggregates hashrate from many miners and distributes protocol-native rewards net of pool fees. Under that approach, miners may then convert protocol-native rewards into other assets (including fiat currencies) to fund operations or pursue a desired treasury exposure, which can introduce conversion costs, liquidity constraints, execution slippage, and incremental operational complexity.

We primarily monetize our Scrypt compute through a hashrate marketplace model. In a hashrate marketplace, compute providers offer available hashrate to third-party buyers seeking computational capacity for PoW validation. Buyers pay a market-determined rate for hashrate, and the marketplace coordinates matching, settlement, and operational routing. Under this model, we generally receive compensation based on prevailing market demand for Scrypt hashrate, with settlement typically denominated in Bitcoin.

Management believes that monetizing hashrate through a marketplace can, depending on market conditions, (i) improve realized pay rates for hashrate relative to certain pool-based alternatives, (ii) reduce or eliminate certain pool participation fees and payout variance associated with protocol-native distributions, and (iii) reduce the need for post-mining conversion transactions that may otherwise create incremental costs. Marketplace monetization also introduces reliance on marketplace operators and exposes the Company to operational and counterparty risks associated with those platforms.

We may utilize mining pools opportunistically or for redundancy; however, we view marketplace monetization as a core component of our current strategy. Our realized revenue under either model remains sensitive to market demand for compute, network-level dynamics, and overall digital asset market conditions.

Revenue Recognition and Customers

The Company generates revenue through the monetization of Scrypt compute via hashrate marketplaces. Under this model, the Company offers available hashrate to third-party buyers seeking computational capacity for PoW validation. Buyers pay a market-determined rate for hashrate based on prevailing supply and demand.

Revenue is recognized when payment for delivered hashrate is received and the corresponding digital assets are transferred to a wallet controlled by the Company. Amounts earned but not yet settled or received are not recognized as revenue. Settlement under the hashrate marketplace model is typically denominated in Bitcoin.

The buyers of the Company’s hashrate are not concentrated and may include a broad range of market participants. Buyers may include miners, infrastructure operators, trading firms, and arbitrage participants who purchase hashrate and redirect it to alternative pools or strategies to capture yield, pricing inefficiencies, or other economic opportunities. The Company does not typically enter into long-term bilateral contracts with hashrate buyers and generally does not have direct visibility into buyers’ downstream use of purchased hashrate.

Because hashrate is sold through marketplace mechanisms, the Company does not rely on a limited number of end customers and is not subject to traditional customer concentration risk; however, the Company remains dependent on the continued operation and liquidity of the marketplaces through which it monetizes hashrate.

Key Operating Inputs

Digital asset market conditions. Our results are influenced by price, volatility, and liquidity in digital asset markets, including the assets associated with Scrypt networks and the settlement asset we receive through monetization channels. Adverse movements may reduce revenue and operating margins and impair liquidity.

Network difficulty and hashrate. PoW networks dynamically adjust mining difficulty based on total network hashrate. Increased network hashrate typically increases difficulty, which reduces expected rewards per unit of hashrate deployed and can pressure margins if power costs or monetization rates do not improve. Conversely, declines in network hashrate can reduce difficulty and improve expected economics for remaining miners.

Power costs and curtailment. Electricity is a primary input cost. Power rates, capacity charges, curtailment obligations, transmission constraints, and other ancillary costs can materially affect profitability. We may be required to curtail load or may voluntarily curtail load when economically advantageous or contractually required.

Uptime and operational execution. Because revenue depends on continuous operation of compute assets, uptime is a critical driver of realized results. Equipment failures, facility outages, maintenance, networking issues, and configuration errors can reduce uptime and revenue.

Hardware supply and replacement cycles. Scrypt ASIC supply is subject to vendor production schedules, logistics, and market availability. As competition evolves, miners may need to deploy newer hardware, replace components, or optimize existing fleets to remain competitive.

Counterparty performance. Our business depends on the performance of hosting providers, marketplace operators, custodians, and trading venues. Counterparty failures, cybersecurity incidents, or operational disruptions could materially affect results.

Cost Structure and Operating Leverage

The Company’s cost structure consists primarily of power costs, hosting-related expenses, and depreciation of capitalized mining equipment.

Power Costs

Electricity is the primary operating cost of the Company’s compute operations. Power consumption is variable based on the number of machines operating at any given time. However, under the Company’s existing colocation arrangements, the price of electricity is fixed pursuant to contractual agreements, and uptime and power delivery obligations are contractually defined.

If a hosting or colocation provider fails to deliver power in accordance with the terms of the applicable agreement, the Company may be entitled to monetary penalties or, in certain circumstances, to terminate the agreement without recourse to the host. As a result, while power usage fluctuates with operational decisions, power pricing and availability are substantially governed by contract.

Hosting and Operating Costs

Hosting-related costs include facility services, power delivery infrastructure, networking, and site-level operations provided by colocation partners. These costs may include both fixed and variable components depending on contractual terms and facility configuration.

Capitalized Hardware

Mining equipment is capitalized and depreciated over its estimated useful life. Hardware costs are not expensed as incurred, and operating margins are therefore sensitive to both depreciation expense and the economic productivity of deployed equipment.

Operating Leverage and Scale

Operating scale does not inherently improve margins under a pure hosting model. Meaningful margin expansion is primarily achievable through upstream integration into power ownership or power-adjacent infrastructure. If the Company were to acquire or control power generation, interconnection, or other upstream assets, margins could expand significantly due to reduced energy costs and improved control over the cost structure. There can be no assurance that such opportunities will be pursued or achieved.

Mining Equipment and Hosting Arrangements

Mining Equipment

Datacentrex owns a fleet of specialized Scrypt ASIC miners used to generate PoW hashrate. Since inception of the operating platform, the Company has invested in excess of $29 million in mining equipment and related infrastructure.

As of the consummation of the Merger, the Company operated more than 3,100 Scrypt ASIC miners, which are deployed across multiple colocation facilities. The Company may hold certain equipment in inventory, in transit, or in staging for deployment, and may acquire additional miners or components depending on expansion plans, equipment availability, and capital allocation priorities.

The economic performance of the Company’s mining equipment depends on a number of factors, including hardware reliability, uptime, network difficulty, power costs, and monetization rates. Over time, competitive dynamics may require replacement, refurbishment, or redeployment of equipment to maintain attractive operating economics.

Equipment Lifespan and Replacement Cycles

Scrypt ASIC miners have finite useful lives and are subject to technological obsolescence over time. However, the lifecycle dynamics of Scrypt mining equipment differ from those of SHA-256 mining equipment used in Bitcoin mining.

The Scrypt ASIC market is served by a limited number of manufacturers, and innovation cycles have historically occurred at a slower pace relative to Bitcoin mining hardware. As a result, Scrypt miners may retain economic usefulness for longer periods, and new hardware generations may not render prior generations obsolete as rapidly as in other PoW markets.

Management believes these dynamics can support longer economic lifespans and residual value for Scrypt mining equipment relative to certain other mining categories. Nonetheless, future technological developments, changes in network economics, or shifts in competitive dynamics could reduce the useful life or value of existing equipment.

Hosting and Colocation Arrangements

Datacentrex deploys its mining equipment primarily through third-party colocation and hosting arrangements. Under these arrangements, hosting providers supply physical space, electrical infrastructure, power delivery, and certain site services necessary to operate energy-intensive compute workloads. The Company retains ownership of its mining equipment and remains responsible for configuration, monitoring, maintenance coordination, and operational management, subject to the terms of applicable hosting agreements.

The Company currently operates under three colocation arrangements that provide access to electric power sourced from the Electric Reliability Council of Texas (ERCOT) grid, the Midcontinent Independent System Operator (MISO) grid, and the Georgia Power grid, respectively. These arrangements allow Datacentrex to diversify geographic exposure, grid risk, and operational dependencies while supporting deployment of its existing fleet. Hosting arrangements expose the Company to counterparty risk, including the risk that a hosting provider fails to perform its obligations, experiences operational disruptions, or becomes financially distressed. Hosting agreements may also include provisions related to curtailment, maintenance windows, capacity constraints, or other operational limitations that can affect uptime and revenue.

Management believes that deploying equipment across multiple facilities and grid regions reduces reliance on any single site or power market. However, diversification does not eliminate the risk of correlated events, including regional grid disruptions, extreme weather events, regulatory actions, or market-wide curtailment programs. The Company’s ability to expand operations depends on the availability of additional hosting capacity, power, and interconnection on acceptable terms, as well as access to capital and equipment supply.

Treasury, Liquidity, and Custody

We manage digital assets and cash as part of a dynamic treasury and capital allocation strategy intended to preserve capital, maintain liquidity, and enhance long-term value creation.

Under our hashrate marketplace monetization model, settlement is typically received in Bitcoin. Management has historically evaluated retaining Bitcoin-denominated proceeds as a treasury asset rather than immediately converting to fiat currency and expects that future treasury concentration may favor Bitcoin over time. From time to time, we may allocate a portion of Dogecoin exposure to pilot-stage, protocol-native yield opportunities within the Dogecoin ecosystem, including limited participation in Layer-2 networks. These activities remain exploratory and are not governed by a formal treasury policy adopted by our board of directors. We may modify, expand, suspend, or discontinue such pilot activities based on performance and risk assessment.

We utilize institutional custodians and trading platforms for custody and execution, including Anchorage Digital and Coinbase Prime, and are subject to risks associated with third-party custodians and trading venues, including cybersecurity risk, operational risk, legal and regulatory risk, and counterparty risk.

Infrastructure and Power Strategy

Power and physical infrastructure are foundational to our operating platform. Our current compute operations are deployed primarily through third-party colocation sites that provide access to power and the environment required to run energy-intensive compute.

Management evaluates opportunities to expand and, where attractive, vertically integrate upstream through acquisitions or developments involving powered land, interconnection capacity, electrical infrastructure, or operating data-center assets. Such opportunities may improve cost control and strategic flexibility but can require significant capital, permitting and regulatory execution, and operational integration.

We do not intend to limit our long-term opportunity set to cryptocurrency-related compute. Management believes our experience operating energy-intensive compute positions the Company to evaluate other compute-enabled or infrastructure-backed opportunities.

Competitive Strengths and Strategic Position

Management believes Datacentrex is competitively positioned within the Scrypt compute market and broader digital infrastructure landscape due to a combination of operational execution, capital availability, and strategic relationships.

Management believes the Scrypt ASIC hardware market is currently highly concentrated, with a limited number of manufacturers capable of producing Scrypt mining equipment at scale. As a result, access to next-generation hardware may be constrained and may serve as a significant barrier to entry for new or under-capitalized participants. Furthermore, Datacentrex has developed long-standing commercial relationships with leading manufacturers and suppliers of Scrypt ASIC hardware. These relationships have historically enabled the Company to access new generations of equipment earlier than many market participants, secure meaningful allocation during periods of constrained supply, and deploy hardware at scale with greater predictability. Management believes this sourcing capability represents a strategic moat, as early access to next-generation equipment can materially affect operating economics, competitiveness, and capital efficiency in PoW compute markets.

Notwithstanding the foregoing, access to hardware alone is insufficient without the capital, infrastructure, and operational readiness to deploy it effectively. Datacentrex maintains the balance-sheet capacity, hosting relationships, and internal operational systems necessary to deploy new equipment rapidly once sourced. The Company’s ability to fund equipment purchases, coordinate logistics, and integrate new hardware into existing operations reduces deployment friction and shortens the time between capital commitment and revenue generation.

In addition to the foregoing, Datacentrex operates a scaled fleet of Scrypt ASIC miners across multiple geographically diversified facilities. Management believes that operating at scale improves negotiating leverage with vendors and hosting providers, supports operational learning curves, and enables the Company to absorb variability in network conditions, power markets, and equipment performance more effectively than smaller operators.

Datacentrex’s compute platform, capital structure, and operational expertise provide strategic flexibility. Management believes the Company is positioned not only to scale Scrypt compute operations but also to evaluate acquisitions, joint ventures, or infrastructure investments that may further enhance access to power, equipment, or operating capabilities.

Competition

We compete across multiple markets, including specialized digital compute, digital asset mining, data-center infrastructure, and transaction-driven capital deployment.

Scrypt compute operators. The Scrypt compute sector is less institutionally saturated than Bitcoin mining and is characterized by a limited number of scaled operators. There are few publicly traded companies operating Scrypt compute as a primary line of business. Furthermore, from time to time, other entities have and may announce strategic transactions intended to establish Scrypt-focused platforms.

Broader cryptocurrency miners and potential entrants. We compete indirectly with large-scale cryptocurrency miners and infrastructure operators that could allocate capital, management attention, or facility capacity into Scrypt compute or adjacent digital infrastructure. Even where their existing hardware is not interchangeable with Scrypt ASICs, larger miners may have advantages in access to capital, power procurement, facility development, operating scale, and vendor relationships. Examples of companies that may compete with us for capital, power, hosting capacity, hardware supply, and acquisition opportunities include (among others): Argo Blockchain; Bit Digital; Bitfarms; CleanSpark; Cipher Mining; Core Scientific; Hive; Hut 8; Iris Energy; Marathon Digital; Northern Data; Riot Platforms; Digi Power X; and TeraWulf.

Digital asset treasury and yield-oriented companies. Certain companies focus on digital asset treasury strategies or ecosystem-based yield generation, including strategies focused on Dogecoin. These companies generally do not operate energy-intensive compute fleets at scale. While we do not consider these companies direct competitors with respect to our compute operations, they may compete indirectly for investor capital or thematic exposure.

Data-center infrastructure owners and operators. As we evaluate opportunities to acquire or develop infrastructure assets upstream, we compete with traditional data-center developers, owners, and operators. Competition in this segment is driven by access to power and interconnection, speed of deployment, permitting and regulatory execution, engineering capabilities, and cost of capital.

Capital markets and acquisition competition. To the extent we pursue mergers, acquisitions, or strategic investments, we compete with private equity funds, infrastructure funds, energy developers, and strategic acquirers for attractive assets.

Strategy and Growth

Datacentrex is not positioned solely as a cryptocurrency mining company. Management views Scrypt compute as an initial operating platform that can generate cash flow and operational capabilities that may be leveraged across a broader strategic mandate.

We intend to maintain flexibility to pursue mergers, acquisitions, asset purchases, joint ventures, and strategic investments across digital infrastructure, compute-enabled services, energy-adjacent infrastructure, and other asset-backed operating businesses. We may evaluate opportunities both within and outside the digital asset ecosystem. Management may adjust strategic focus over time in response to market conditions, regulatory developments, capital availability, and risk-adjusted return opportunities.

Strategic Scope and Capital Allocation Boundaries

The Company’s strategy is designed to preserve flexibility while maintaining discipline in capital allocation. Although Datacentrex currently operates a Scrypt-based compute platform, management does not view the Company as permanently constrained to any single protocol, asset class, or operating model. Strategic decisions, including material expansions, acquisitions, divestitures, or entry into new lines of business, are subject to oversight by the Company’s board of directors. While management evaluates a broad range of potential opportunities, the Company does not intend to deploy capital indiscriminately or to pursue speculative investments unrelated to asset-backed operating businesses. Notwithstanding the foregoing, there can be no assurance that identified opportunities will be consummated or that any strategic initiative will be successful.

Government Regulation

Cryptocurrency

Our business is subject to evolving laws, regulations, and regulatory scrutiny related to digital assets, data-center and energy infrastructure, environmental and power usage considerations, and public company disclosure and compliance obligations. Regulatory actions, new legislation, changes in enforcement priorities, and the interpretation of existing laws may impact our ability to operate, custody, trade, hold, or deploy digital assets and may affect counterparties we rely upon.

Based on recent guidance from the SEC, we do not believe that our Scrypt-based PoW activities are subject to registration under the Securities Act or that the primary crypto assets that we earn through our activities or otherwise acquire are “securities” within the meaning of the Securities Act. The tests for determining whether a particular digital asset is a “security” and whether a particular transaction involving digital assets requires registration under the Securities Act, however, are fact-intensive, complex, and may be difficult to apply. If it is determined in the future that one or more digital assets in which we transact or that we hold in our treasury is a security, or that the types of transactions we conduct or may conduct in the future require registration with the SEC, it could have a material adverse effect on our business and operations.

Our operations may also be affected by utility regulation, interconnection and grid constraints, demand response and curtailment programs, environmental regulation, and permitting requirements applicable to energy-intensive operations.

Intellectual Property

Datacentrex does not rely on patents or licensed proprietary protocols to conduct its operations. However, the Company has developed and maintains proprietary internal software systems that are integral to the operation, monitoring, and management of its compute infrastructure and related assets.

These internal systems are designed to support real-time and near-real-time monitoring of site-level and fleet-level operations, including, among other things:

●	monitoring miner status and uptime across facilities;

●	identifying non-functioning or underperforming miners;

●	managing pool and marketplace connectivity and routing;

●	tracking hashrate output and revenue throughput;

●	monitoring power usage and site-level electrical performance; and

●	maintaining inventory tracking for deployed, staged, and inactive equipment.

Management believes these internally developed systems improve operational responsiveness, reduce downtime, support efficient troubleshooting, and enhance visibility into fleet performance and asset utilization. While such software does not eliminate operational risk, it is intended to support disciplined execution at scale.

In addition, the Company relies on a combination of internally developed tools and third-party software and services for monitoring, fleet management, cybersecurity, data aggregation, and operational administration. Datacentrex takes steps intended to protect its internally developed software and data through access controls and security practices, although it does not hold registered intellectual property rights in such systems.

Employees

As of April 13, 2026, we had two full-time employees, as well as nine investor relations, accounting, legal and operations independent contractors. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Available Information

Our website address is www.datacentrex.com. The contents of, or information accessible through, our website are not part of this Annual Report, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC” or “Commission”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this Annual Report.

Item 1a. risk factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

We are an early-stage company with limited operating history.

We are an early-stage company currently and have a limited operating history. We have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. Accordingly, you should consider our business prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our business plan, or demonstrate that our business plan is sound;

●	adjust to changing conditions or keep pace with increased demand;

●	attract and retain an experienced management team; or

●	raise sufficient funds to effectuate our business plan.

We have a short operating history in the cryptocurrency mining space, and our new business is subject to a number of significant risks and uncertainties which affect its future viability.

As of December 31, 2025, Doge had invested approximately $29 million towards the development of its new cryptocurrency mining business. Doge entered into agreements and arrangements for equipment and services but has only recently commenced cryptocurrency mining operations. Among the risks and uncertainties applicable to the Company and its operations are:

●	In July of 2025, Doge acquired approximately 3,100 application-specific integrated circuit computer miners from USDE;

●	On September 24, 2025, prior to the acquisition, we loaned $2.5 million at a rate of 8% per annum to Doge, which was anticipated to support the addition of more than 500 new ASIC miners;

●	We will rely upon a third-party to conduct most of our mining operations and will have very limited control over our operations;

●	There are a limited number of available miners or cryptocurrency computers and the demand from competitors is fierce;

●	Because of supply chain disruptions including those relating to computer chips, we could encounter delivery delays or other difficulties with the purchase, installation and operation of our mining equipment at our facilities, which would adversely affect our ability to generate material revenue from operations;

●	There are a growing number of well capitalized cryptocurrency mining companies, which competitors have significant capital resources, a large supply of miners, and management with significant experience in cryptocurrency mining;

●	Bans from governments such as China, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use cryptocurrencies as a medium of exchange;

●	We may not be able to liquidate our holdings of cryptocurrencies at its desired prices if a material decline in market prices occurs and this could negatively impact our future financial condition;

●	We have not planned to hedge the conversion of any of our sales of cryptocurrencies; and

●	Historical performance of cryptocurrencies is not indicative of their future price performance.

For all of these reasons, our cryptocurrency mining business may not be successful and you may lose all of your investment.

Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations.

The critical systems related to our offerings and infrastructure are subject to failure. Failure of any of our or our colocation hosts’ critical systems, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions to us and/or damage to equipment, which could significantly disrupt business operations, harm our reputation, and reduce our revenue. The destruction or severe impairment of any of the facilities where our equipment is hosted could result in significant downtime.

Our or our colocation hosts’ infrastructure and offerings are subject to temporary or permanent interruption by factors that include but are not limited to:

●	power loss or plant downtimes;

●	equipment failure;

●	human error and accidents;

●	theft, sabotage, and vandalism, including security breaches of infrastructure;

●	failure by us or our suppliers to provide adequate service or maintain equipment and buildings;

●	network connectivity downtime and fiber cuts;

●	service interruptions resulting from server relocation;

●	security breaches of infrastructure;

●	improper or inadequate building maintenance;

●	physical, electronic, and cybersecurity breaches;

●	animal incursions;

●	fire, earthquake, hurricane, tornado, flood, and other natural disasters as well as exposure to extreme temperatures and water damage;

●	extreme temperatures;

●	water damage;

●	public health crises, such as pandemics and epidemics; and

●	military conflict, terrorism or other geopolitical events.

The occurrence of any of these events may have a material adverse effect on our business, financial condition, and results of operations. Moreover, service interruptions and equipment failures may expose us to potential legal liability.

Our operations are concentrated across a limited number of third-party colocation facilities, and an outage, service degradation, or operational disruption at any one facility could materially reduce our hashrate and revenue. Because our mining equipment is deployed in third-party environments, our ability to prevent, detect, and remediate certain events may be constrained by the policies, procedures, staffing, maintenance practices, security posture, and incident-response timelines of our colocation hosts and their upstream providers. In addition, relocating or redeploying mining equipment at scale can be time-consuming and costly due to logistical constraints, limited near-term capacity in comparable facilities, permitting or interconnection lead times applicable to hosts, shipping delays, and the need to reconfigure infrastructure, all of which could extend downtime and increase costs. Any prolonged interruption, reduced availability, or inability to promptly transition to an alternative hosting solution could have a material adverse effect on our business, financial condition, and results of operations.

Our business may be heavily impacted by geopolitical, social, economic, and other events and circumstances in the United States, or elsewhere.

Our business may be heavily impacted by geopolitical, social, economic, and other events and circumstances in the United States, and elsewhere. These include natural disasters, health pandemics (like the COVID-19 pandemic), geopolitical tensions sanctions or other restrictive actions, interest rate fluctuations, inflationary issues and associated changes in monetary policy or potential economic recession, commodity prices, legislative and regulatory changes, foreign currency fluctuations, international tariffs, fluctuations in capital markets, and broad trends in industry and finance. For example, equipment necessary for our operations and our offerings is manufactured in large part outside of the United States. There is currently significant uncertainty about the future relationship between the United States and other countries, including Canada, Mexico, China, the European Union, and others, with respect to trade policies, treaties, tariffs, and taxes. These events and circumstances are largely outside of our influence and control and, while the impact of such events or circumstances is not presently known, any of them could adversely affect our business, financial condition, and results of operations.

We face significant competition and may not be able to compete effectively against our current and future competitors.

The industries in which we operate are highly competitive and continuously evolving. We expect competition to further intensify as existing and new competitors introduce new offerings or enhance existing offerings and as the industries that we operate in continue to grow. As we continue to expand in our existing markets and enter new markets, we compete against an increasing number of companies operating both within North America and abroad, that may be more established or have greater financial and other resources and/or expertise.

Driven by the proliferation of energy-intensive applications such as cryptocurrency mining and high-performance computing (“HPC”), demand for energy capacity continues to outpace supply. For example, HPC workloads require high-density infrastructure with capacity demands multiples greater than legacy data centers can provide, while cryptocurrency mining remains a competitive market that requires operational efficiency and low-cost energy at scale. At the same time, supply chain disruptions and regulatory constraints have extended lead times for critical infrastructure, including graphics processing units (“GPUs”), application-specific integrated circuits (“ASICs”), generators, and transformers. Grid interconnection bottlenecks have further constrained access to power and digital infrastructure development. In this evolving landscape, we compete directly with cloud services providers, digital infrastructure developers, and large-scale cryptocurrency miners. The nature of competition varies across the layers of our platform:

●	Power: We compete primarily for access to powered land and pre-powered colocation offerings; and

●	Compete: We compete primarily for, specialized hardware, and Scrypt rewards.

We are subject to risks associated with our need for significant electrical power.

Our operations require significant amounts of electrical power and our business, financial condition, and results of operations may be impacted by the unavailability of power and price fluctuations in the power market. Market prices for power, capacity, and other ancillary services applicable to our colocation hosts are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Power availability and prices may also be materially impacted by other factors outside of our control, including:

●	changes in generation capacity in our markets, including changes in the supply of power as a result of the development of new plants, expansion or reduction of existing plants, the continued operation of uneconomic power plants due to state subsidies, or additional or reduced transmission capacity;

●	environmental regulations and legislation;

●	electric supply disruptions, including plant outages and transmission disruptions;

●	changes in power transmission infrastructure;

●	fuel price volatility;

●	fuel transportation capacity constraints or inefficiencies;

●	development of new fuels, new technologies, and new forms of competition for the production of power;

●	changes in law, including judicial decisions;

●	weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;

●	changes in commodity prices and the supply of commodities, including natural gas, coal, and oil;

●	changes in the demand for power or in patterns of power usage;

●	economic and political conditions;

●	supply and demand for energy commodities;

●	supply chain disruption of electrical components needed to transmit energy;

●	availability of competitively priced alternative energy sources;

●	ability to procure satisfactory levels of inventory; and

●	changes in capacity prices and capacity markets.

Such factors and the associated fluctuations in power availability and prices could affect wholesale power generation profitability and cost of power for our operations. We currently draw power from various power sources, which include the MISO grid, the ERCOT grid, and the Georgia Power grid. Power grids, including those we rely on, subject us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems, disruptions of fuel supply, and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses, or losses.

Furthermore, there can be no assurance that power suppliers will service our colocation partner facilities or that, once they have entered into a power purchase agreement, such suppliers will continue to provide them with power for any period of time. These agreements may be terminated, or our colocation hosts may lose access to power under certain circumstances, and replacement power may not be available on commercially reasonable terms, or at all, particularly in light of limited power availability and grid constraints in many markets. The inability of our colocation hosts to secure or maintain adequate power arrangements could have a material adverse effect on our business, financial condition, and results of operations. Moreover, there may be significant competition for suitable locations with access to affordable power as we look to expand our operations.

We may be exposed to cybersecurity threats and breaches.

Threats to network and data security are increasingly diverse and sophisticated and security breaches, computer malware and computer hacking attacks have been an increasing concern. Despite our efforts and processes in place to prevent them, our computer servers and systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include use of artificial intelligence (“AI”) and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of us. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, damage relating to loss of proprietary information, harm to our reputation, and increases in our security costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, we hold our cryptocurrency through a third-party qualified custodian rather than directly in self-custody. As a result, we are exposed to risks associated with the operations, security controls, systems, and financial condition of such custodian. A cybersecurity incident, operational failure, insolvency event, or other disruption affecting our custodian could result in delayed access to, partial loss of, or permanent loss of some or all of our cryptocurrency, which could have a material adverse effect on our business, financial condition, and results of operations. While the custodian maintains cold-storage and other security protocols designed to safeguard digital assets, no custodial system is immune to cyberattacks, internal failures, human error, or evolving threat vectors.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including:

●	general business risks;

●	the presence of construction or repair defects or other structural or building damage;

●	operating large and often hazardous pieces of equipment;

●	any noncompliance with or liabilities under applicable environmental, health, or safety regulations, or requirements or building permit requirements;

●	any damage resulting from natural or manmade disasters; and

●	claims by employees, contractors, or the general public as a result of exposure to potentially dangerous environments at or near our operations.

The measures we take to protect against these risks may not be sufficient. The realization of any hazard or operational risk may result in business interruption, liability, or litigation. While we believe we maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. We carry liability, property, and other insurance policies to cover certain insurable risks to our company. We select the types of insurance, the limits, and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit, and general industry standards. Our insurance policies contain certain industry standard exclusions for events such as war and nuclear reaction. A successful claim for which we are not fully insured could materially harm our business, financial condition, and results of operations. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

If we incur debt in the future, it may adversely affect our economic and business condition.

We currently do not have material indebtedness. However, we may incur debt in the future to fund working capital, infrastructure investments, mining capacity, or strategic initiatives. Any future indebtedness could increase our vulnerability to adverse economic or business conditions, require significant cash flows for debt service, reduce funds available for operations and growth, and limit our flexibility in responding to competitive pressures. Debt agreements may include covenants that restrict our ability to incur additional indebtedness, dispose of assets, make investments, or engage in other transactions, and a breach of such covenants could permit lenders to accelerate maturity and exercise remedies.

Banks and financial institutions may be unwilling to provide, or may discontinue providing, accounts and other financial services to digital-asset-related businesses due to evolving regulatory expectations, perceived compliance risk, cost, or reputational concerns. Such “de-risking” has occurred within the digital asset industry and could be exacerbated by enforcement actions, insolvencies, or heightened regulatory scrutiny. If we were unable to maintain adequate banking relationships, we could experience increased costs, operational delays, reduced ability to pay vendors or employees, and constraints on capital raising and treasury operations, any of which could materially adversely affect our business, financial condition, and results of operations.

Most of our infrastructure is located on leased or collocated premises and the termination or higher renewal rate of our leases or colocation contracts could have a material adverse effect on our business, financial condition, and results of operations.

Because our mining equipment is hosted in third-party colocation facilities, we are exposed to additional risks if a colocation host or a critical vendor to that host experiences financial distress, insolvency, operational failure, or a business interruption event. If a host becomes subject to bankruptcy or similar proceedings, disputes could arise regarding access to our equipment, the prioritization of site operations, the continuation of services, or the enforcement of contractual rights, which could result in delayed access to, restricted use of, or inability to retrieve our equipment for an extended period. Even absent a bankruptcy, a host’s deterioration in financial condition could lead to deferred maintenance, staffing reductions, weakened security controls, reduced redundancy, or increased pricing and more restrictive contract terms. Any inability of a host to continue providing services at the required performance levels, or any delay or limitation on our access to hosted equipment, could have a material adverse effect on our business, financial condition, and results of operations.

Most of our infrastructure is located in collocated premises and there can be no assurance that our colocation host will remain in compliance with the colocation contract, that the colocation provider will continue to support our operations, and that the colocation contract will not be terminated despite negotiation for long term colocation periods and renewal provisions. When the initial terms of our existing colocation contracts expire, in some instances, we have the right to extend the terms of our contract for one or more renewal periods. Upon the end of our initial term or, if applicable, the renewal periods, we would have to renegotiate our lease terms with the applicable landlords. If renewal rates are less favorable than those we currently have, we may be required to increase revenues to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. We may also not be able to renew such leases at all. The termination of a lease could have a material adverse effect on our business, financial condition, and results of operations.

We may face the risk of Internet-related disruptions.

Our mining operations are dependent on the availability and reliability of Internet connectivity at third-party colocation facilities where our equipment is hosted. We do not own or operate these data centers and do not provide Internet services; instead, we rely on our colocation providers and their third-party network service providers to maintain adequate and uninterrupted connectivity. There can be no assurance that such providers will continue to supply sufficient Internet connectivity to the facilities where our equipment is located, or that connectivity, once established, will not be disrupted, degraded, or terminated. Any significant interruption, degradation, or loss of Internet connectivity at one or more colocation facilities could require us to curtail or suspend mining operations at the affected sites, which could materially and adversely affect our business, financial condition, and results of operations.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of our key personnel, including our senior leadership, many of whom have strong technology, finance, real estate, and/or power expertise and industry reputations. They are important to our success for many reasons, including that they attract investors and business and investment opportunities and assist us in negotiations with investors, lenders, and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, and industry personnel could suffer. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from us. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our business, financial condition, and results of operations.

We also depend on the talents and efforts of highly skilled technical individuals. Our success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled technical personnel for all areas of our business. Competition in our industry for qualified technical employees is intense, and the availability of qualified technical personnel is not guaranteed. We cannot assure you that we will be able to attract or retain the personnel we require. If we are unable to identify, hire, develop, motivate, and retain such personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

We do not directly obtain or hold material facility-level permits or approvals for our mining operations, as our equipment is hosted at third-party colocation facilities. Our colocation providers are responsible for obtaining, maintaining, and complying with permits, licenses, and approvals required to own and operate their data center facilities, including those related to zoning, construction, power usage, and environmental or energy regulation.

Although we generally rely on our colocation providers to satisfy applicable permitting and licensing requirements, our operations may be adversely affected if a colocation provider fails to obtain, maintain, or comply with required permits or approvals, or if such permits or approvals are revoked, modified, delayed, or become subject to more restrictive conditions as a result of legal, regulatory, or policy changes. Any such failure or disruption could result in the suspension, curtailment, or termination of operations at one or more facilities where our equipment is hosted, which could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Growth Prospects

New offerings or lines of business may subject us to additional risks.

We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and operational and financial infrastructure. To remain competitive with peers, we may need to modify aspects of our business model or we may implement new offerings or lines of business, from time to time. In developing and marketing new offerings or lines of business or expanding our current offerings or lines of business, we may invest significant time and resources. Initial timetables for the introduction and development of new offerings or lines of business may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competition, and shifting market preferences, may also impact the successful implementation of a new offering or line of business. In addition, our personnel and technology systems may fail to adapt to the changes or we may fail to effectively integrate new offerings or lines of business into our existing operations and we may lack experience in managing new offerings or lines of business. In addition, we may be unable to proceed with the operations as planned or compete effectively due to different competitive landscapes. Even if we expand our businesses into new jurisdictions or areas, the expansion may not yield intended profitable results. Furthermore, any new offering or line of business could have a significant impact on the effectiveness of our internal control system. Failure to successfully manage these risks in the development and implementation of new offerings or lines of business could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in the markets in which we operate. As a result, we may not capture those opportunities. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations.

We may not adequately respond to price fluctuations and rapidly changing technology.

Competitive conditions within the industries in which we operate require that we use sophisticated technology in the operation of our business. These industries are characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. New technologies, techniques, or offerings could emerge that might offer better performance than the technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We intend to continue to invest in hardware, equipment and technology at our facilities. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, financial condition, and results of operations may suffer.

If we were to pursue ownership or development of data center facilities in the future, our construction of new data centers, data center expansions, or data center redevelopment could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility, or acquire suitable land, with or without structures, to build new data centers. Global supply chain and inflation issues have exacerbated many of these risks and created additional risks for our business. Some of the risks associated with the development, redevelopment and construction of data centers include:

●	construction delays;

●	power and power grid constraints;

●	lack of availability and delays for data center and/or power equipment, including items such as generators and switchgear;

●	unexpected budget changes;

●	increased prices for and delays in obtaining building supplies, raw materials, and data center equipment;

●	labor availability, labor disputes, and work stoppages with contractors, subcontractors, and other third parties;

●	unanticipated environmental issues and geological problems;

●	delays related to permitting and approvals to open from public agencies and utility companies; and

●	unexpected lack of power access;

We may experience rising construction costs as a result of increasing costs of labor and raw materials, supply chain and logistic challenges, and high demand. Furthermore, delays, difficulty finding replacement products, continued high inflation, and additional or unexpected disruptions to our supply chain could significantly affect the cost of our existing or anticipated projects. Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity and fiber connectivity, or selection may be limited. We expect that we will continue to experience limited availability of power and grid constraints in many markets as well as shortages of associated equipment because of the current high demands and finite nature of these resources. These shortages could result in site selection challenges, construction delays or increased costs.

If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.

We have previously engaged in strategic transactions and, as part of our growth strategy, in the future, we may pursue additional acquisitions of businesses and/or assets and/or enter into strategic alliances or joint ventures. However, we cannot offer any assurance that any such acquisition or partnership will be successful. We may not be able to identify suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we complete any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business. In addition, in the event that we acquire any existing businesses, we may assume unknown or contingent liabilities.

Any such acquisitions also could result in the issuance of stock, incurrence of debt, contingent liabilities, write-offs of intangible assets or goodwill, restructuring and other related expenses, or litigation, any of which could have a negative impact on our business, financial condition, and results of operations. Integration of an acquired company may also disrupt ongoing operations and carry substantial compliance burdens and costs, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require management resources that would otherwise be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, the benefits of any acquisition, strategic alliance, or joint venture may also take considerable time to develop, and we cannot be certain that any particular acquisition, strategic alliance, or joint venture will produce the intended benefits in a timely manner or to the extent anticipated or at all.

Joint ventures inherently involve a lesser degree of control over business strategy and operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with them, and require the diversion of financial and management resources from existing operations or alternative opportunities. We may be dependent on partners, controlling shareholders, management, or other persons or entities who control the joint venture and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Furthermore, joint venture partners receive access to our intellectual property and other resources, which introduces the risk of theft and/or exploitation.

We operate in the United States and may further expand our operations internationally, which may expose us to risks associated with doing business internationally.

We currently operate in the United States and may further expand our operations internationally. As a result, we are and may become increasingly exposed to risks inherent in conducting business outside of the United States. These risks include the following:

●	adverse changes in foreign currency exchange rates;

●	increased difficulty in protecting any intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation in jurisdictions outside the United States;

●	increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, insurance, natural disasters, public health emergencies, or other catastrophic events;

●	unexpected legal or government action or changes in legal or regulatory requirements;

●	difficulties in managing, growing, and staffing international operations;

●	social, economic, or political instability;

●	potential negative consequences from changes to taxation or tariff policies;

●	challenges to the transfer pricing of cross-border intercompany transactions;

●	increased difficulty in ensuring compliance by employees, agents, and contractors with our policies as well as with the laws of multiple jurisdictions, including international environmental, health, and safety laws and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations, and trade control; and

●	increased exposure to cybersecurity risks in foreign jurisdictions that may materially and adversely affect our business, financial condition and results of operations.

We may incur significant expenses as a result of our international operations, and we may not be successful in converting those expenditures into increased profitability. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and results of operations.

Risks Related to Cryptocurrency Mining

If we fail to grow our hashrate, we may be unable to compete, and our business, financial condition, and results of operations could suffer.

Generally, a Scrypt miner’s chance of solving a block on the blockchain networks that utilize Scrypt PoW consensus algorithm (collectively, the “Scrypt Networks”) and earning an associated digital asset block reward and transaction fees is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the Scrypt Networks), relative to the aggregate hashrate of other miners participating in those networks.

As participation in Scrypt Networks increases, the aggregate network hashrate may increase as additional mining companies deploy computing resources to compete for available block rewards. The deployment of new or more efficient mining equipment by competitors could increase overall network difficulty and reduce the proportionate share of rewards earned by any individual miner that does not expand its hashrate at a comparable pace.

Accordingly, to remain competitive, we believe we will need to continue to acquire and deploy additional mining equipment both to replace miners lost to ordinary wear-and-tear or damage and to increase our hashrate in line with growth in the aggregate network hashrate across the Scrypt Networks. There can be no assurance that we will have sufficient capital, access to equipment, or operational capacity to acquire and deploy new miners at the scale or pace necessary to maintain or improve the profitability of our mining operations. See “—We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.”

Furthermore, predicting the growth in network hashrate is extremely difficult. Generally, we would expect hashrate increases to be correlated with increases in the market prices of digital assets supported by Scrypt-based blockchain networks, but that has not always been the case. To the extent that hashrate increases but the price of digital assets mined through Scrypt-based blockchain networks does not, there can be no assurance that we would be able to recover our investment in the hardware and processing power required to upgrade our mining operations, and the results of our cryptocurrency mining operations will suffer.

We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.

Our cryptocurrency mining operations utilizing the Scrypt PoW consensus algorithm can only be profitable if the costs, inclusive of hardware and electricity costs, associated with mining digital assets are lower than the price of the digital assets mined at the time of sale. As the cost of obtaining new miners increases, the cost of producing digital assets also increases. For example, miners experience ordinary wear-and-tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as technology evolves, we may acquire newer models of miners to remain competitive in the market. The continual upgrade and refresh of mining machines requires substantial capital investment, and we may face challenges in doing so on a timely basis based on the price and availability of new miners and our access to adequate capital resources.

In the past, we have observed periods of shortage in new miners available for purchase and a delay in delivery schedules for new miner purchases. There is no assurance that miner manufacturers or any other equipment manufacturers will be able to keep pace with potential surges in demand for mining equipment. It is uncertain how manufacturers will respond to increased global demand and whether they fulfill purchase orders fully and in a timely manner. Supply chain issues or geopolitical matters, including the relationship of the United States with China and other countries may also impact equipment manufacturers’ ability to fully and timely fulfill purchase orders. In the event that miner manufacturers or other suppliers are not able to keep pace with, or fail to satisfy, demand, we may not be able to purchase miners or other equipment in sufficient quantities or on the delivery schedules required to meet our business needs. For example, if delivery of our recently purchased Scrypt miners is delayed or prevented, our business, financial condition, and results of operations may suffer. In the past, including for our recent purchase of Scrypt miners, miner manufacturers have required advance deposits for miner purchases. If this continues in the future, we may need to tie up significant amounts of capital for prolonged periods before we receive and are able to deploy purchased miners to generate revenue. Should any suppliers default on purchase agreements with us, we may need to pursue recourse under international jurisdictions, which could be costly and time-consuming. The outcome of any actions initiated in such international jurisdictions, and our ability to enforce judgments (if any) issued in our favor on such jurisdictions is inherently uncertain given differences in legal systems, biases against foreign litigants in certain jurisdictions, and other factors outside our control. Furthermore, there is no guarantee that we would succeed in recovering any of the deposits paid for such purchases, which could materially and adversely affect our business, financial condition, and results of operations.

Our reliance on third-party mining pool service providers, including ViaBTC & Nicehash, for our mining revenue payouts may have a negative impact on our business, financial condition, and results of operations.

We receive digital asset mining rewards from our mining activity through third-party mining pool operators, including ViaBTC & Nicehash. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our pro-rata share of digital assets mined to us based on the computing power we contribute.

Under our mining pool agreements with ViaBTC & Nicehash, our daily payout is calculated based on our hashrate contribution delivered to the pool in the applicable calculation period, after deducting the applicable pool fee, if any. Our pool fee in relation to these agreements is currently at or below 2.0% of our daily payout.

Should one of our pool operator’s systems suffer downtime due to a cyberattack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive digital asset mining rewards. Furthermore, we are dependent on the accuracy of the mining pool operators’ record keeping to accurately record the total processing power provided by us and other mining pool participants to the pool for a given digital asset mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against mining pool operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business, financial condition, and results of operations.

The further development and acceptance of the Scrypt network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect our business, financial condition, and results of operations.

The use of digital assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets, based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of Scrypt network currency in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.

Other factors that could affect further development and acceptance of digital asset networks and other digital assets include:

●	continued worldwide growth in the adoption and use of digital assets as a medium of exchange or store of value;

●	governmental regulation of Bitcoin, Dogecoin, Litecoin, or their use, or restrictions on or regulation of access to and operation of the Bitcoin, Dogecoin, or Litecoin networks or similar digital asset systems;

●	limitations on financial institutions processing funds for digital asset transactions, processing wire transfers to or from digital asset exchanges, digital-asset-related companies or service providers, or servicing or maintaining accounts for persons or entities transacting in Bitcoin, Dogecoin, or other digital assets;

●	changes in consumer demographics and public tastes and preferences;

●	the maintenance and development of the open-source software protocol of the network, including software updates and changes to network protocols that could introduce bugs or security risks;

●	the increased consolidation of contributors to the Bitcoin, Litecoin, or Dogecoin blockchains through mining pools;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting digital assets for developing smart contracts and distributed applications;

●	general economic conditions and the regulatory environment relating to digital assets;

●	environmental restrictions on the use of power to mine Scrypt Network currency and a resulting decrease in global Scrypt Network mining operations;

●	an increase in transaction costs on Bitcoin, Dogecoin, or Litecoin networks and a resultant reduction in the use of and demand for such digital assets; and

●	negative consumer sentiment and perception of Bitcoin, Dogecoin, Litecoin or digital assets generally.

The outcome of these factors could have negative effects on our business, financial condition, and results of operations as well as potentially negative effect on the value of any digital asset we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause industry participants and consumers to abandon Scrypt networks. As Scrypt network assets are the only digital asset we mine, we could face difficulty adapting to emergent digital ledgers, blockchains or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and the value of any digital assets we mine or otherwise acquire or hold for our own account.

Our operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Bitcoin, Dogecoin, Litecoin or other digital assets.

We compete with other users and/or companies that are mining Scrypt network digital currency and other digital assets, and we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities such as exchange-traded funds, including spot Bitcoin exchange-traded funds (ETFs). Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin, Dogecoin or Litecoin directly, which could limit the market for shares of our common stock and reduce its liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and potentially the value of any digital assets we mine or otherwise acquire or hold for our own account, and could harm our investors.

The characteristics of certain Scrypt currencies have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, the exchanges on which Scrypt currency trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other assets. Such circumstances may result in a reduction in the price of these digital assets and can adversely affect our business, financial condition, and results of operations.

Digital assets mined through Scrypt-based blockchain networks and the exchanges on which such digital assets trade are relatively new and, in most cases, largely unregulated. Certain characteristics, including the speed with which digital asset transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital asset transactions, and encryption technology that anonymizes these transactions make digital assets, particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, many digital asset exchanges do not typically provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital assets trading.

While we continue to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws, if we are found to have transacted with bad actors that have used digital assets to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and may be prohibited or restricted from engaging in further transactions or dealings in digital assets. Furthermore, negative perception, a lack of stability in the broader digital asset markets, and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in digital assets and result in greater volatility in the prices of digital assets. A number of digital asset exchanges have been closed due to fraud, failure, or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. To the extent investors view our common stock as linked to the value of our digital asset holdings, such a negative perception of digital asset exchanges could have a material adverse effect on the price of our common stock.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use digital assets, participate in blockchains or utilize similar digital assets in one or more countries.

Although currently digital assets generally are not regulated or are lightly regulated in most countries, countries such as China have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. For example, in 2021 China instituted a blanket ban on all digital asset mining and transactions, including overseas digital asset exchange services taking place in China, effectively making all digital asset-related activities illegal in China. In certain nations, it is illegal to accept payment in Bitcoin or other digital assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and potentially the value of any digital asset we mine or otherwise acquire or hold for our own account, ultimately harming investors.

A failure to properly monitor and upgrade the Scrypt network’s protocol could damage that network and an investment in our securities.

As open-source projects, blockchain networks that utilize the Scrypt PoW consensus algorithm generally do not generate revenues for their contributors, and contributors are typically not compensated for maintaining or updating the underlying network protocols. The lack of guaranteed financial incentives for contributors to maintain or develop the Scrypt-based network protocols, and the lack of guaranteed resources to adequately address emerging issues with such networks may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors fail to adequately update and maintain the protocols governing Scrypt-based blockchain networks, there may be a material adverse effect on our business, prospects, or operations and potentially the value of any digital assets we mine or otherwise acquire or hold for our own account.

There is a possibility of Scrypt mining algorithms transitioning to “proof of stake” validation, which could make us less competitive and adversely affect our business, financial condition, and results of operations.

“Proof of stake” is an alternative method in validating digital asset transactions. Should the Scrypt network shift from a “proof of work” validation method to a “proof of stake” validation method, mining would require less energy and may render companies, such as ours, less competitive. Furthermore, if our miners or other mining infrastructure cannot be modified to accommodate changes in rule or protocol of the Scrypt network, our business, financial condition, and results of operations will be significantly affected.

If a malicious actor or botnet obtains control of a majority of the processing power active on any digital asset network, including the Scrypt network, the blockchain may be manipulated in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Scrypt network, it may be able to alter the blockchain by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Scrypt or other network, or the Scrypt or other community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Miners ceasing operations would reduce the collective processing power on Scrypt-based digital asset networks, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the applicable blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, Scrypt-based networks, including those underlying Litecoin and Dogecoin, may become more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the relevant network. Although as of the date hereof, there are no known reports of malicious activity or permanent control of the Litecoin or Dogecoin blockchains achieved through controlling over 50% of the processing power on such networks, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold from time to time. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over transaction validation, block ordering, or protocol behavior on a Scrypt-based network. To the extent that Scrypt-based digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on one or more of these networks will likely increase, which may adversely impact our business, financial condition, and results of operations.

Weather events and manmade disasters may affect our business.

Severe weather events and other natural or manmade disasters may cause physical damage, disrupt power availability, increase electricity costs, or interrupt services at our colocation sites or those of key vendors. While we may maintain business continuity and disaster recovery plans, such plans may not be effective in all circumstances. Any prolonged disruption could have a material adverse effect on our business, financial condition, and results of operations.

Forks or protocol changes in Scrypt-based digital asset networks may adversely affect the value of digital assets we hold.

Contributors can propose refinements or improvements to the source code governing Scrypt-based digital asset networks, including the protocols and software that govern Litecoin, Dogecoin, or other Scrypt-mined digital assets, and the properties of such assets, including transaction finality, block rewards, and issuance schedules. These changes may result in a “fork.” In the event a developer or group of developers proposes modifications that are not accepted by a majority of miners and users, but are nonetheless accepted by a substantial plurality, two or more competing and incompatible blockchain implementations could result running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert assets between the forks. This is commonly referred to as a “hard fork.”

The value of digital assets following the creation of a fork is subject to many factors, including the value of the forked asset, market reaction, network adoption, and the occurrence of additional forks in the future. It may be unclear following a fork which blockchain represents the original asset and which represents a new asset. If we hold Bitcoin, Litecoin, Dogecoin, or other digital assets at the time of a hard fork, industry standards may dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork.

However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For example, we may determine that there is no safe or practical way to custody the new asset, that attempting to do so may pose an unacceptable risk to our existing holdings, or that the costs of taking possession of or maintaining ownership of the new digital asset exceed the benefits of owning it. Additionally, laws, regulations, or other factors may prevent us from benefiting from the new asset even if custody is technically feasible. As a result, we may not be able to realize the economic benefit of a fork, either immediately or at all, which could adversely affect the value of the digital assets we hold and our business, financial condition, and results of operations.

We may curtail the energy used by our Scrypt-based digital asset mining operations during periods of elevated energy prices, grid congestion, or power shortages, either voluntarily or pursuant to agreements with utility providers or grid operators. We may also encounter circumstances in which utilities or government entities restrict or prohibit the provision of electricity to digital asset mining operations.

In such cases, our ability to mine Litecoin, Dogecoin, or other Scrypt-based digital assets may be negatively affected, which could reduce our operating revenues and adversely impact our business, financial condition, and results of operations.

Third parties may assert intellectual property or other legal claims relating to the holding, transfer, mining, or validation of digital assets, including Bitcoin, Litecoin, Dogecoin, and their associated source code or consensus mechanisms. Regardless of the merit of any such claim, any threatened action that reduces confidence in the long-term viability of one or more digital asset networks, or in the ability of end-users to hold or transfer digital assets, may adversely affect the value of the digital assets we hold and our business, financial condition, and results of operations.

Additionally, a meritorious intellectual property claim could prevent us or other participants from accessing one or more digital asset networks or from holding, transferring, or mining certain digital assets. As a result, an intellectual property claim against us or other significant network participants could materially adversely affect our business, financial condition, and results of operations.

We are highly concentrated in Bitcoin, Dogecoin, and Litecoin, each of which is highly volatile. Fluctuations in the prices of these digital assets have influenced, and are likely to continue to influence, our business, financial condition, results of operations, and the market price of our common stock.

Currently, our investments and treasury strategy are highly concentrated in Bitcoin, Dogecoin, and Litecoin. We generate revenue from digital asset rewards earned through self-mining operations, including Scrypt-based mining, and we may also acquire additional digital assets through market purchases to build and manage our digital asset reserves. As a result, our business, financial condition, and results of operations are materially exposed to price movements in these digital assets.

Bitcoin, Dogecoin, and Litecoin have each experienced significant price volatility, and fluctuations in their prices have in the past influenced, and are likely to continue to influence, our operating results and the market price of our common stock. Our business, financial condition, results of operations, and the market price of our common stock would be adversely affected if the market price of any or all of these digital assets were to decline substantially, including as a result of:

●	decreased user, miner, and investor confidence in Bitcoin, Dogecoin, or Litecoin, including due to the various factors described herein;

●	investment and trading activities, including (i) trading activities of highly active retail and institutional users, speculators, miners, and investors, (ii) actual or expected significant dispositions of Bitcoin, Dogecoin, or Litecoin by large holders, including funds or vehicles investing in or tracking digital asset markets, and (iii) actual or perceived manipulation of spot or derivative markets for these digital assets or related exchange-traded products;

●	negative publicity, media coverage, or sentiment relating to Bitcoin, Dogecoin, Litecoin, or the broader digital asset industry, including, for example, (i) public perception that digital assets may be used to circumvent sanctions or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory, or enforcement actions against major digital asset industry participants; (iii) bankruptcies or insolvencies of major participants in the digital asset ecosystem; and (iv) actual or perceived environmental impacts associated with digital asset mining, including concerns regarding energy consumption;

●	changes in consumer preferences or perceptions regarding the value, utility, or long-term prospects of Bitcoin, Dogecoin, Litecoin or other digital assets;

●	competition from other digital assets or blockchain-based technologies that may offer perceived advantages in speed, security, scalability, energy efficiency, functionality, or regulatory acceptance;

●	declines in the prices of other digital assets, including stablecoins, or the failure, de-pegging, or unavailability of stablecoins used as trading or settlement instruments in digital asset markets, to the extent such events reduce confidence in digital assets generally or adversely affect the prices of Bitcoin, Dogecoin, or Litecoin;

●	disruptions, failures, outages, or interruptions in service of digital asset exchanges, trading platforms, or market infrastructure supporting Bitcoin, Dogecoin, or Litecoin;

●	cyber-attacks, theft, or loss of digital assets from custodians, wallet providers, exchanges, or other market participants, or publicity relating to such events;

●	bankruptcy filings, liquidations, or financial distress involving digital asset custodians, exchanges, lending platforms, investment funds, or other ecosystem participants;

●	regulatory, legislative, judicial, or enforcement actions that adversely affect the ownership, transferability, trading volumes, legality, valuation, or public perception of Bitcoin, Dogecoin, Litecoin or other digital assets, or that restrict the ability of digital asset market participants to operate;

●	reductions in mining rewards or incentives, including changes to block rewards, protocol-level economics, or increases in costs associated with mining operations, including electricity, hardware, or infrastructure costs, which could reduce network participation or security;

●	scalability limitations, including transaction congestion, settlement delays, or increased transaction fees on the underlying networks;

●	macroeconomic conditions, including changes in interest rates, inflation, monetary or fiscal policy, capital market conditions, or currency devaluations;

●	advances in mathematics, cryptography, or computing, including developments in quantum computing, that could compromise or undermine the cryptographic security of one or more digital asset networks; and

●	changes in domestic or international economic, political, or geopolitical conditions.

From time to time, we have entered, and may continue to enter, into certain hedging transactions to mitigate our exposure to fluctuations in the market prices of Bitcoin, Dogecoin, and Litecoin, which represent the substantial majority of our digital asset holdings by value. Engaging in hedging transactions may expose us to risks associated with such transactions, including counterparty risk.

Hedging against a decline in the value of our digital asset holdings caused by volatility in Bitcoin, Dogecoin, and Litecoin prices does not eliminate the possibility of fluctuations in the values of such holdings or prevent losses if the values of such holdings decline for reasons other than those being hedged. Such hedging transactions may also limit the opportunity for gain if the market prices of these digital assets increase.

Moreover, it may not be possible to hedge against particular price movements that are so generally anticipated by the market that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatility in the prices of Bitcoin, Dogecoin, and Litecoin through any hedging transactions we undertake.

We hold Bitcoin, Dogecoin, and Litecoin as principal components of our treasury and operating strategy and, as a result of merged Scrypt mining, we may also receive and hold other digital assets in de minimis amounts from time to time.

Our digital asset holdings are not insured, and we do not hold such assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, our digital assets are not subject to the protections enjoyed by depositors with FDIC- or SIPC-member institutions. Instead, we safeguard our material digital asset holdings by utilizing third-party custody solutions, including Anchorage Digital Bank, and Coinbase Prime. Although our custodians employ security measures such as redundancy, segregation, and cold storage designed to reduce the risk of loss, damage, or theft, neither we nor our custodians can guarantee that such loss, damage, or theft will not occur, whether due to cyber-attack, human error, insider misconduct, technical failure, or force majeure events. Furthermore, although the custodian maintains insurance coverage for certain cyber and operational risks, such coverage may be subject to limitations, exclusions, or coverage caps and may be insufficient to fully compensate us for potential losses. Given the concentrated nature of our digital asset holdings, including our holdings of Bitcoin, Dogecoin, and Litecoin, risks such as security breaches, cyber-attacks, operational failures, or the risk that our digital assets could be deemed property of a bankruptcy estate of a custodian are of particular concern. See “- Due to the evolving nature of insolvency law and market practice, digital assets held in custody for customers may be treated as part of a custodian’s bankruptcy estate.” Any loss, whether temporary or permanent, of our digital assets could adversely affect our business, financial condition, and results of operations.

Bitcoin, Dogecoin, Litecoin, and other digital assets are controlled through cryptographic key pairs associated with blockchain addresses, and transactions are authorized through cryptographic signing mechanisms implemented by the applicable custody platform. When transactions are executed, relevant transaction data, including public blockchain addresses, is recorded on the applicable blockchain network.

We do not directly possess, manage, or control private keys or seed phrases associated with the majority of our digital assets. Substantially all of our digital assets are held with third-party qualified custodians that maintain exclusive control over key-management infrastructure on our behalf. As a result, we rely on the operational integrity, internal controls, security architecture, and financial condition of such custodians to maintain continuous access to our digital assets.

Any failure, disruption, or compromise of a custodian’s systems, internal controls, authorization processes, or key-management infrastructure could result in delayed access to, partial loss of, or permanent loss of our digital assets. It is possible that, through computer malfunction, software bugs, human error, insider misconduct, theft, or other criminal acts at a custodian or other service provider, our digital assets could be transferred in incorrect amounts or to unauthorized third parties. Transactions involving Bitcoin, Dogecoin, Litecoin, and other digital assets are generally irreversible, and any digital assets that are stolen or incorrectly transferred may be irretrievable.

As a result, we may have limited or no effective means of recovering digital assets that are lost, stolen, or misdirected, including where such losses arise from the actions or failures of third-party custodians or other service providers. Any such losses could adversely affect our business, financial condition, and results of operations.

Digital assets and the blockchain networks on which they operate have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activity.

Bitcoin and Scrypt-based digital assets, including Litecoin and Dogecoin, as well as the infrastructure supporting custody, settlement, and trading of digital assets, may be vulnerable to cyberattacks, insider misconduct, technical failures, or other security incidents. A successful security breach or compromise affecting us, our custodians, our OTC counterparties, or other service providers could result in partial or total loss of our digital assets, or restrict our ability to access or transfer such assets, which may not be covered by insurance or indemnification arrangements. In addition, access to our digital assets could be disrupted by natural disasters, severe weather events, or human actions such as terrorism or sabotage. Any such loss, delay, or restriction could have a material adverse effect on our business, financial condition, and results of operations.

Due to the evolving nature of insolvency law and market practice, digital assets held in custody for customers may be treated as part of a custodian’s bankruptcy estate.

We maintain substantially all of our digital assets in cold-storage custody arrangements with third-party custodians, including Anchorage Digital and Coinbase Prime. Although we generally expect that digital assets held in custody for customers would not be treated as part of a custodian’s bankruptcy estate, insolvency law and market practice relating to digital assets remain evolving and untested in certain respects.

If, in the event of a bankruptcy or insolvency of a custodian, any digital assets held on our behalf were nevertheless deemed to be property of the bankruptcy estate, such assets could become subject to bankruptcy proceedings and we could be treated as a general unsecured creditor. This could inhibit our ability to access or exercise ownership rights over our digital assets on a timely basis or at all, and any such outcome could materially adversely affect our business, financial condition, and results of operations.

Transactions executed through OTC counterparties may expose us to operational and counterparty risks.

In connection with our treasury management activities, including opportunistic sales of digital assets, we may execute transactions through OTC counterparties and through agency-desk or similar execution services offered by our custodians. These activities expose us to operational and counterparty risks, including settlement delays or failures, transaction errors, compromised instructions, unauthorized transfers, disputes regarding trade terms, and counterparty insolvency. Even when transactions are executed through established intermediaries, no security or control system is infallible, and failures across the digital asset industry demonstrate that market participants may be undercapitalized, operationally weak, or susceptible to fraud or cyberattack. Any actual or perceived incident affecting our execution counterparties or the broader market infrastructure could impair our ability to transact, result in losses, and damage our reputation, any of which could adversely affect our business, financial condition, and results of operations.

We may face risks related to liquidity.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We fund our obligations primarily from cash and cash equivalents and may, from time to time, elect to sell digital assets in opportunistic market windows to fund working capital needs, satisfy obligations, or support growth initiatives. Our liquidity may be adversely affected by declines in digital asset prices, increases in operating costs (including power and hosting costs), reduced mining profitability, adverse regulatory developments, or broader capital market volatility. We may not be able to raise additional funds in a timely manner, in sufficient amounts, or on terms acceptable to us, if at all. Any such financing could result in significant dilution to existing shareholders, and any debt financing could impose restrictive covenants and create claims senior to equity. If we are unable to generate sufficient liquidity from operations, asset sales, or financings, we may be required to reduce or delay capital expenditures, curtail growth initiatives, or otherwise materially alter our strategy, which could have a material adverse effect on our business, financial condition, and results of operations.

Adverse developments to Scrypt-based blockchain networks may impact mining revenue streams.

Our mining operations are entirely dependent on the Scrypt mining algorithm. As a result, adverse developments affecting Scrypt-based blockchain networks, including changes to protocol incentives, merged-mining dynamics, transaction fee economics, or miner participation, could simultaneously impact all of our mining revenue streams. Unlike miners that operate across multiple proof-of-work algorithms, we do not have the ability to reallocate computing power to alternative networks without incurring significant capital expenditures, operational disruption, or downtime. Any sustained deterioration in the economics of Scrypt-based mining could materially and adversely affect our business, financial condition, and results of operations.

The pseudonymous nature of blockchain transactions poses a risk that our digital assets may be associated with illicit or sanctioned activities.

U.S. sanctions laws administered by the Office of Foreign Assets Control restrict dealings with sanctioned persons and jurisdictions. Due to the pseudonymous nature of blockchain transactions, there is a risk that digital assets we receive, hold, or transfer in connection with mining proceeds or treasury sales could be associated, directly or indirectly, with sanctioned persons or illicit activity. Although we may implement policies and controls designed to mitigate these risks, such controls may not be fully effective. Any actual or alleged violation could result in investigations, fines, penalties, reputational harm, and restrictions on our ability to transact, which could materially adversely affect our business, financial condition, and results of operations.

There are risks associated with derivative transactions involving digital assets.

We engage in derivatives transactions on Bitcoin, Dogecoin, and Litecoin for hedging purposes. These transactions expose us to additional risks, including basis risk, liquidity risk, margin and collateral requirements, mark-to-market volatility, model risk, operational risk, and counterparty risk. Hedging strategies may be ineffective or may limit our ability to benefit from favorable price movements. In stressed market conditions, hedging instruments may be unavailable or prohibitively expensive, and we may incur losses on hedges at the same time we experience losses on the underlying assets. In addition, the regulatory treatment of digital asset derivatives continues to evolve, and changes in regulatory interpretations or requirements could subject us to increased compliance obligations and costs.

Risks Related to Digital Assets

The trading prices of many digital assets, including Bitcoin, Dogecoin, and Litecoin have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Bitcoin, Dogecoin, or Litecoin, could have a material adverse effect on the value of our common stock and the digital assets held in our treasury could lose all or substantially all of their value.

The trading prices of many digital assets, including Bitcoin, Dogecoin and Litecoin, have experienced extreme volatility throughout their existence, including in recent periods and may continue to do so. In 2025, Dogecoin traded in the range of $0.3408 to $0.1313, Bitcoin traded in the range of $126,198 to $74,436, and Litecoin traded in the range of $140.62 to $63.75.

Extreme volatility in the future, including declines in the trading prices of Bitcoin, Dogecoin, or Litecoin could have a material adverse effect on the value of the digital assets in our treasury. Bitcoin represents the largest component of our digital asset treasury by value, and accordingly, fluctuations in the price of Bitcoin may have a disproportionate impact on our financial condition. In addition, declining prices could have a material adverse effect on our revenues. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of Bitcoin, Dogecoin, Litecoin and other digital assets, including a depreciation in value.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of Dogecoin. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such assets to fund such reserve. Any similar action or omission by the U.S. government or other government authorities with respect to Bitcoin, Dogecoin, or other digital assets may negatively and significantly impact the price of such digital assets and our revenues. Because Bitcoin is our primary treasury asset by value and we receive settlement in Bitcoin through our hashrate marketplace monetization model, government actions affecting Bitcoin may have a particularly significant impact on our business.

Digital assets such as Bitcoin and Dogecoin were only introduced within the past two decades, and the medium-to-long term value of Bitcoin, Dogecoin, and other digital assets we hold is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Bitcoin and Dogecoin were only introduced within the past two decades, and the medium-to-long term value of the digital assets we hold is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the Internet and other technologies, dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of Bitcoin, Dogecoin, other digital assets, our treasury reserve and our revenues:

●	Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.

●	The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.

●	Digital asset networks and related protocols are dependent upon the Internet. A disruption of the Internet or a digital asset network or related protocol, such as the Bitcoin, Litecoin, or Dogecoin networks, would affect the ability to transfer digital assets, including Dogecoin, and, consequently, their value.

●	The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the Bitcoin, Litecoin, or Dogecoin networks, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks. See – “Forks or protocol changes in Scrypt-based digital asset networks may adversely affect the value of digital assets we hold.”

●	Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

●	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin and Dogecoin networks, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of these networks could damage that network.

●	Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Bitcoin, Litecoin, or Dogecoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective.

In any of these circumstances, a malicious actor may be able to take the digital assets held in our treasury, which would adversely affect the value of our common stock. Moreover, functionality of the Dogecoin or Bitcoin networks may be negatively affected by such an exploit such that they are no longer attractive to users, thereby dampening demand for such digital assets. Even if a digital asset other than those we hold were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the digital assets held in our treasury. Moreover, because digital assets, including Bitcoin and Dogecoin, have existed for a relatively short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this proxy statement.

Digital assets represent a new and rapidly evolving industry, and the value of the digital assets held in our treasury depends on the continued acceptance of Bitcoin, Dogecoin, and other digital assets we hold.

The first digital asset, Bitcoin, was launched in 2009, and Litecoin launched in 2011. Dogecoin launched in 2013 and its development is ongoing. Bitcoin serves as the primary settlement asset under our hashrate marketplace model and represents the largest component of our treasury by value. In general, digital asset networks, including the Dogecoin network and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the digital assets held in our treasury, including Bitcoin, Dogecoin, and Litecoin:

●	Bitcoin and Dogecoin are only selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoin and Dogecoin by consumers remains limited. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for cryptocurrency transactions; process wire transfers to or from digital asset trading platforms, cryptocurrency-related companies or service providers; or maintain accounts for persons or entities transacting in cryptocurrency. As a result, the prices of Bitcoin, Dogecoin, and other digital assets are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept them in the future.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Bitcoin or Dogecoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

●	The prices of digital assets may be determined on a relatively small number of digital asset trading platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as validators or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.

●	Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Bitcoin or Dogecoin networks, any trading platforms or businesses that facilitate transactions in these cryptocurrencies may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

●	Users, developers and validators may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols..

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Dogecoin and Bitcoin networks, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges. The foregoing notwithstanding, the underlying software for some digital networks and protocols, such as the Dogecoin network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the Dogecoin network based on the proposals of such core developers, the Dogecoin network would be subject to new source code that may adversely affect the value of Dogecoin. As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Dogecoin network, or otherwise obtains control over the Dogecoin network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Dogecoin held in our treasury reserve or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the Dogecoin network, it may be able to alter the blockchain on which transactions in Dogecoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet may not be able to generate new digital assets or transactions using such control, it may be able to “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Dogecoin network or the Dogecoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Dogecoin network.

For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attack resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million. Any similar attacks on the Dogecoin network could negatively impact the value of Dogecoin and the value of the Dogecoin held in our treasury reserve upon the consummation of the Acquisition.

Moreover, certain mining pools have exceeded in the past, and may exceed now or in Dogecoin’s future, the 50% threshold on the Dogecoin network. The failure of any mitigating steps, or any future attacks on the Dogecoin network, could negatively impact the value of Dogecoin and the value of the Dogecoin held in our Treasury Reserve.

A malicious actor may also obtain control over the Dogecoin network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the Dogecoin ecosystem does not grow, the possibility that a malicious actor may be able to maliciously influence the Dogecoin network in this manner will remain heightened.

The value of the shares of our common stock may relate directly to the value of the digital assets we hold, particularly Bitcoin and Dogecoin, the values of which may be highly volatile and subject to fluctuations due to a number of factors.

We expect that the value of our shares of common stock and our revenues will in large part will relate directly to the value of the digital assets we hold, particularly Bitcoin and Dogecoin, and fluctuations in the prices of Bitcoin and Dogecoin could adversely affect the value of our common stock. Because we receive settlement primarily in Bitcoin through our hashrate marketplace model and Bitcoin represents the largest component of our digital asset treasury by value, the market price of Bitcoin is a particularly significant factor. The market prices of Bitcoin and Dogecoin may be highly volatile, and subject to a number of factors, including, but not limited to:

●	an increase in the global Bitcoin and Dogecoin supply that is publicly available for trading;

●	manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated;

●	the adoption of Bitcoin, Dogecoin, or other cryptocurrencies as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin or Dogecoin networks;

●	forks in the Bitcoin or Dogecoin networks;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or cryptocurrencies, and digital asset trading platform rates;

●	consumer preferences and perceptions of Bitcoin and Dogecoin specifically and digital assets generally;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume on digital asset markets;

●	investment and trading activities of large investors that invest directly or indirectly in Bitcoin or Dogecoin;

●	a “short squeeze” resulting from speculation on the price of Bitcoin or Dogecoin, if aggregate short exposure exceeds the number of Bitcoin or Dogecoin available for purchase;

●	an active derivatives markets for Bitcoin, Dogecoin, and for digital assets generally;

●	a final determination that Dogecoin is a security or changes in Dogecoin’s status under the federal securities laws;

●	monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin, Dogecoin, or other cryptocurrencies as a form of payment or the purchase of Bitcoin or Dogecoin on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations;

●	fees associated with processing a Bitcoin or Dogecoin transaction and the speed at which Bitcoin or Dogecoin transactions are settled on the Dogecoin network;

●	interruptions in service from or closures or failures of major digital asset trading platforms;

●	decreased confidence in digital asset trading platforms due to the largely unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms;

●	increased competition from other forms of digital assets or payment services; and

●	our own acquisitions or dispositions of Bitcoin, Dogecoin, or other cryptocurrencies, since there is no limit on the amount of digital assets that we may acquire as part of our treasury reserve strategy.

In addition, there is no assurance that Bitcoin, Dogecoin, or Litecoin will maintain their value in the long or intermediate term. In the event that the prices of these digital assets decline, particularly Bitcoin, we expect that the value of our shares of common stock may decline as well.

Due to the largely unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of Dogecoin, Bitcoin & Litecoin and, consequently, the value of our treasury reserve and our shares of Common Stock.

Digital asset trading platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent digital asset trading platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other digital asset trading platforms do not provide this information. Furthermore, while digital asset trading platforms are and may continue to be subject to federal and state licensing requirements in the United States, digital asset trading platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset trading platforms, including prominent trading platforms that handle a significant volume of Bitcoin, Litecoin, or Dogecoin trading.

Many digital asset trading platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. Any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin, Litecoin, or Dogecoin and/or negatively affect the market perception of these digital assets, which could in turn adversely impact the value of the digital assets held in our treasury reserve and the price of our shares of common stock.

The SEC has also identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at digital asset markets. The use or presence of such acts and practices in the digital asset markets could, for example, falsely inflate the volume of Dogecoin, Bitcoin or Litecoin present in the digital asset markets or cause distortions in the price of Dogecoin, Bitcoin or Litecoin, among other things that could adversely affect our shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by digital asset markets, or may not exist at all. Many digital asset markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Dogecoin on digital asset markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some digital asset trading platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. In some instances, customers are made whole only in dollar terms as of the digital asset trading platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

Negative perception, a lack of stability and standardized regulation in the digital asset markets and/or the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Bitcoin, Litecoin, or Dogecoin networks and result in greater volatility in the prices of these assets. These potential consequences of such a digital asset trading platform’s failure could adversely affect the price of shares of our common stock.

A decline in the adoption of Bitcoin, Litecoin or Dogecoin, or their respective networks, could negatively impact our revenues and treasury value.

A lack of expansion in usage of Bitcoin, Litecoin or Dogecoin, or their respective networks could adversely affect an investment in shares of our common stock.

The further development and acceptance of the Bitcoin, Litecoin and Dogecoin networks, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance or usage of the Bitcoin, Litecoin or Dogecoin networks may adversely affect the price of these assets and therefore an investment in shares of our common stock. The further adoption of Bitcoin, Litecoin or Dogecoin will require growth of their respective networks. Adoption of cryptocurrencies will also require an accommodating regulatory environment.

The use of digital assets such as Bitcoin, Litecoin or Dogecoin to, among other things, buy and sell goods or services or facilitate cross-border payments is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. The Bitcoin, Litecoin and Dogecoin networks are a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve.

Today, speculators make up a significant portion of users of Bitcoin, Litecoin, Dogecoin and other cryptocurrencies. Certain merchants and major retail and commercial businesses have only recently begun accepting cryptocurrencies and digital asset networks as a means of payment for goods and services. Speculation may contribute to outsized price volatility, which in turn can make forms of payment like Bitcoin, Litecoin and Dogecoin less attractive to merchants and commercial parties as a means of payment. A lack of expansion by Bitcoin, Litecoin or Dogecoin into retail and commercial markets or a contraction of such use may result in a reduction in the price of these assets, which could adversely affect an investment in our Company.

In addition, there is no assurance that Bitcoin, Litecoin, Dogecoin, or other cryptocurrencies will maintain their value over the long term. The prices of these assets are subject to risks related to their usage. Even if growth in Bitcoin, Litecoin or Dogecoin network adoption occurs in the near or medium term, there is no assurance that such usage will continue to grow over the long term. A contraction in use of Bitcoin, Litecoin or Dogecoin may result in increased volatility or a reduction in the price of these assets, which would adversely impact the price of our common stock.

Congestion or delay in the Bitcoin or Dogecoin networks may delay our ability to transact in or sell our digital assets.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the Bitcoin or Dogecoin networks. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Bitcoin or Dogecoin networks. Any delay in the Bitcoin or Dogecoin networks could affect our ability to buy or sell digital assets at an advantageous price, resulting in decreased confidence in these networks. Because we receive settlement primarily in Bitcoin and hold Bitcoin as our largest treasury asset by value, congestion on the Bitcoin network could particularly affect our ability to manage treasury assets. Over the longer term, delays in confirming transactions could reduce the attractiveness of these digital assets to merchants and other commercial parties. As a result, these networks and our revenues would be adversely affected.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, Dogecoin and adversely impact our common stock.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products are approved for additional digital assets, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the prices of, Bitcoin, Dogecoin, and other digital assets we hold could be reduced. Such reduced demand could in turn negatively affect the value of our common stock. Accordingly, there can be no assurance that we will be able to maintain our scale and achieve its intended competitive positioning relative to competitors, which could adversely affect our revenues and the price of our common stock.

Competition from central bank digital currencies and emerging payments initiatives involving financial institutions could adversely affect the price of Bitcoin, Dogecoin and other digital assets.

Central banks in various countries have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Bitcoin, Dogecoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Bitcoin and Dogecoin. As a result of any of the foregoing factors, the price of Bitcoin, Dogecoin and other digital assets could decrease, which could adversely affect an investment in our company.

The prices of Bitcoin and Dogecoin may become closely correlated with other asset classes.

Returns from investing in Bitcoin and Dogecoin have at times diverged from and/or have not been correlated with those associated with other asset classes, but there can be no assurance that there will be any such divergence, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that Bitcoin or Dogecoin will maintain their value in the long, intermediate, short, or any other term. In the event that the prices of Bitcoin or Dogecoin decline, the value of our common stock is likely to decline as well.

Dogecoin was originally considered a “memecoin” and may be subject to even greater levels of volatility than other digital assets.

Memecoins are cryptocurrencies inspired by Internet memes or trends. Most memecoins have no stated use case or intrinsic value, other than as a digital collector’s item. While most memecoins have relatively low trading prices and trading volume, occasionally a memecoin will develop an enthusiastic community of supporters that cause the memecoin to go “viral” on social networks and other mediums. These memecoins will often experience unpredictable and extreme price fluctuations over very short windows of time. Memecoins have also been used in “rug pulls”, where the developers of the memecoin abandon a project after raising assets, leaving purchasers of the memecoin with nearly worthless assets. Memecoins are also commonly the subject of other forms of market manipulation, such as pump and dump, wash trading or spoofing schemes.

Dogecoin is often considered the first memecoin. Dogecoin was initially developed in 2013 by the software developers Billy Markus and Jackson Palmer as a way of making fun of Bitcoin and other digital assets, which they believed were being taken too seriously. Dogecoin was designed as a “fun and friendly Internet currency,” and adopted the image of a Shibu Inu dog as its logo. Despite, or perhaps because of, its satirical origins, Dogecoin gained rapid interest and adoption in online communities, and rapidly became one of the larger digital assets when measured by market capitalization. Users soon began using Dogecoin for certain financial transactions, including tipping, trading, and donations. Since its inception, the software underlying Dogecoin has been upgraded to be more secure and more comparable to other major digital assets, and it has recently experienced volatility generally similar to other major digital assets. However, Dogecoin still has a large following in the online meme community. Dogecoin’s history as a memecoin may cause it to experience periods of extreme volatility which may affect the value of our Dogecoin holdings and therefore our common stock.

The Litecoin Network Halving Event May Materially and Adversely Affect the Company’s Mining Economics.

The Litecoin network is expected to undergo its next block reward halving event in August 2027, at which time the block subsidy awarded to Scrypt miners will be reduced by 50%. Because the Company’s mining operations utilize Scrypt-based ASIC hardware, a portion of the Company’s mining revenue is derived from, or influenced by, the economics of the Litecoin network. A halving event reduces the rate at which new Litecoin is issued as a block reward, which, absent a corresponding and offsetting increase in the market price of Litecoin, would reduce the revenue generated per unit of hashrate deployed by the Company. There can be no assurance that the market price of Litecoin will increase sufficiently, or at all, to offset the reduction in block rewards following the halving.

The unlimited supply of Dogecoin may negatively impact the long-term value of Dogecoin, and potentially the integrity of the Dogecoin network.

Unlike certain other digital assets such as Bitcoin or Litecoin, Dogecoin has an unlimited supply. New Dogecoin is mined every day, and that production has no cap. The unlimited nature of Dogecoin’s supply may negatively impact the value of Dogecoin. Additionally, without continuous new demand, the value of Dogecoin is likely to decline over time as additional Dogecoin is produced.

The unlimited nature of Dogecoin supply could negatively impact the adoption of Dogecoin and the integrity of the Dogecoin network if it contributes to a decline in the value of Dogecoin, as that value is what incentivizes parties to participate in the Dogecoin network. By contrast, Bitcoin has a fixed supply cap of 21 million coins; however, the Company’s strategy of mining Scrypt and converting to Bitcoin through our hashrate marketplace model means that the economics of our Scrypt mining operations, including Dogecoin-related dynamics, directly affect our ability to accumulate Bitcoin in our treasury.

Regulators may interpret certain aspects of our activities to implicate additional regulatory frameworks.

Although we do not operate as a money transmitter, exchange, or hosted-wallet provider, regulatory interpretations relating to digital assets may change. To the extent regulators were to interpret aspects of our activities, including treasury execution or related processes, as implicating additional regulatory frameworks, we could incur increased compliance costs and operational constraints, which could adversely affect our business, financial condition, and results of operations.

From time to time, we may be involved in legal or regulatory proceedings arising in the ordinary course of business or otherwise. Such matters can be costly, time-consuming, divert management attention, and result in damages, penalties, or required changes to our business practices. The outcome of such proceedings is inherently uncertain, and any adverse outcome could materially adversely affect our business, financial condition, and results of operations.

A determination that one or more of our digital assets is a “security” may adversely affect the value of such digital assets, our treasury and our common stock.

In the recent past, the SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. On March 17, 2026, SEC issued a new interpretive release (SEC Interpretive Rel. 33-11412) entitled Application of the Federal Securities Laws to Certain Types of Crypto Assets and Certain Transactions Involving Crypto Assets (the “Release”). In the Release, the SEC significantly clarified the application of the federal securities laws to certain types of crypto assets and transactions involving crypto assets. The Release classifies crypto assets into five categories: digital commodities, digital collectibles, digital tools, stablecoins and digital securities. Applying the traditional Howey test, the Release explains that digital commodities, digital collectibles, digital tools, and stablecoins will generally not be considered securities so long as they are not the subject of an “investment contract,” which is defined as any contract, transaction, or scheme whereby a person invests money in a common enterprise and reasonably expects profits to be derived from the efforts of others.

A digital commodity is a crypto asset that is intrinsically linked to and derives its value from the programmatic operation of a crypto system that is functional, as well as supply and demand dynamics, rather than from the expectation of profits from the essential managerial efforts of others. Specific examples digital commodities named in the Release include Bitcoin, Litecoin, and Dogecoin, among several others. The Release also addresses several types of digital asset activities, including protocol mining and staking. Protocol mining on a proof-of-work network, either individually or as part of a pool, will generally not require the registration of transactions under the Securities Act, as the miners contribute their own computational resources in exchange for crypto asset rewards.

Based on the interpretations given in the Release, we do not believe that our Scrypt-based proof-of-work activities are subject to registration under the Securities Act or that the primary crypto assets that we earn through our activities or otherwise acquire are “securities” within the meaning of the Securities Act. The tests for determining whether a particular digital asset is a “security” and whether a particular transaction involving digital assets requires registration under the Securities Act, however, are fact-intensive, complex, and may be difficult to apply. If it is determined in the future that one or more digital assets in which we transact or that we hold in our treasury is a security, or that the types of transactions we conduct or may conduct in the future require registration with the SEC, it could have a material adverse effect.

If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for that digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset, is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

In addition, if one or more digital assets held in our treasury is determined to be a security by a federal court, or transactions in those transactions are determined to be securities transactions by a federal court, depending on the size of our treasury reserve, we could be considered an unregistered “investment company” under the Investment Company Act of 1940, as amended, if 40% or more of our assets other than cash and government securities are deemed to be invested in investment securities.

Legislative developments such as the CLARITY Act may alter the regulatory treatment of bitcoin and adversely affect our business.

On May 29, 2025, the U.S. House of Representatives introduced H.R. 3633, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which passed the House on July 17, 2025, and is currently pending review by the U.S. Senate. If enacted as proposed, the CLARITY Act would classify certain digital assets as “digital commodities” and expand the jurisdiction of the Commodity Futures Trading Commission (the “CFTC”) over such assets. As a result, certain activities involving digital assets, including trading, custody, advisory, or fundraising transactions, could become subject to new compliance obligations under the Commodity Exchange Act. In addition, the CLARITY Act as currently drafted contains a provision that would prohibit platforms from paying users any “interest-like” yield solely for holding a stablecoin in a wallet or account, including any return that could be deemed economically equivalent to interest on a bank deposit.

While it is uncertain whether the CLARITY Act will be enacted in its current form, or whether transitional relief or exemptions would be available to us, any such reclassification of certain digital assets could materially increase our compliance costs and subject us to additional reporting, operational and governance requirements. Furthermore, to the extent the CLARITY Act is enacted with a provision prohibiting the offering of yields on stablecoin holdings, such prohibition could materially reduce the incentive for investors to hold stablecoins, which could adversely affect liquidity and trading volumes across the digital asset markets. Any such changes could have a material adverse effect on our business strategy, financial condition, results of operations and the market price of our common stock.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of Bitcoin, Dogecoin or Litecoin or restrict the use of these currencies to validate activity or the operation of the digital asset markets in a manner that adversely affects our revenues and the value of our common stock.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Dogecoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in our common stock or our ability of to continue to operate in the Dogecoin business.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administrations “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self- custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace Decentralized Finance, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. The CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such Bill may entail. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Dogecoin specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our revenues, our business and the price of our common stock. In 2008, a Democratic President and Democratic Congress can enact new legislation reversing the de-regulatory impact of the Trump Administration on digital assets and Dogecoin. Further, the SEC could then revert to its enforcement campaign against digital assets which was conducted under the Biden Administration.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Dogecoin network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of Ethereum validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (“CVC”) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. Promoters of Tornado Cash were criminally convicted in the Netherlands in 2024 and the U.S. in 2025. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

Changes in SEC policy could adversely impact our revenues, our business and the price of our common stock.

In addition to the wholesale SEC regulatory change discussed above, the SEC is currently free to adopt new regulations to meet changes in the digital assets business. The effect of any future regulatory change on Bitcoin, Litecoin, Dogecoin and digital assets, including a determination that certain digital assets are a “security” is impossible to predict, but such change could be substantial and adverse to our revenues, business and the price of our common stock. In particular with regard to funds that hold Bitcoin, Ether and certain Bitcoin-based derivatives or Ether-based derivatives, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund or exchange-traded product. If the SEC were to adopt new regulations to meet changes that were adverse to the digital assets industry in the future our revenues and the value of our common stock may decline.

Ambiguous and changing governmental regulations relating to Scrypt-based digital asset mining may adversely affect our business.

Our business, which is focused on Scrypt-based digital asset mining at colocation sites in the United States and related treasury activities, operates in a regulatory environment that is rapidly evolving and subject to differing interpretations. Many applicable laws and regulations predate digital assets and do not address key issues associated with mining, custody, or secondary-market trading. Regulatory requirements may change, be interpreted inconsistently across jurisdictions, or conflict with one another, and governmental authorities may disagree with our compliance positions. We may be subject to examinations, audits, investigations, and enforcement actions by federal, state, or local authorities, and new laws, regulations, or enforcement priorities could increase our costs, restrict or prohibit certain activities, limit access to power, or otherwise adversely affect our business, financial condition, and results of operations.

Digital asset mining is energy-intensive and may attract scrutiny from regulators, policymakers, and other stakeholders. Legislative or regulatory actions relating to energy usage, emissions, permitting, grid reliability, or related reporting obligations could increase our operating costs, require changes to our operations, limit expansion, or restrict our ability to operate at certain sites. In addition, adverse publicity or stakeholder activism relating to the environmental impact of digital asset mining, whether accurate or not, could damage our reputation and adversely affect our business.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of our digital assets and therefore the price of our common stock.

Regulatory changes or other events in foreign jurisdictions may affect the value of our common stock or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset trading platform market in a manner that adversely affects the value of our common stock.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the digital asset markets, and their users, particularly digital asset trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Dogecoin network), our ability to secure and/or repair computes that we use in our Scrypt mining, the digital asset market, and as a result, impact the value of our common stock.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023, received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the markets in Crypto-Assets Regulation in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Dogecoin. Moreover, other events, such as the interruption in telecommunications or Internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on Dogecoin is impossible to predict, and such change could be substantial and adverse to our revenues, business and the price of our common stock.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the digital assets that we hold in our treasury reserve and the price of our common stock.

Many significant aspects of the U.S. federal income tax treatment of digital assets, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of Bitcoin, Litecoin, and Dogecoin in the digital asset markets, and therefore may have an adverse effect on the value of our treasury reserve and the price of our common stock.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of our common stock.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of Dogecoin. Bitcoin or Litecoin users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for these digital assets in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could result in adverse tax consequences to us and could have an adverse effect on the prices of digital assets, including on the price of Dogecoin in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Dogecoin held in our treasury reserve and the price of our common stock.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in shares of our common stock.

Under the guidance provided in the Internal Revenue Service’s Frequently Asked Questions, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” or UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in our common stock.

General Risk Factors

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of Nasdaq. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, since we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Risks Related to Our Common Stock

Lapsed lockup restrictions may create downward pressure on the market price of our common stock.

Certain shareholders are subject to contractual lockup restrictions that are scheduled to expire in tranches following the consummation of our business combination with Doge on December 16, 2025. Specifically, one-third of the Company-imposed lockup restrictions applicable to certain shareholders were released on December 16, 2025, with an additional one-third scheduled were released on March 16, 2026, and the remaining one-third scheduled to be released on June 15, 2026. The ability of these shareholders to sell their shares upon the expiration of lockup restrictions is subject to applicable securities law requirements. A portion of these shares were registered for resale pursuant to a registration statement on Form S-3 filed on January 29, 2026, which was declared effective on January 30, 2026. Holders of shares registered pursuant to that registration statement may resell their shares without restriction under the Securities Act upon the applicable lockup expiration.

Shares of common stock that were not registered under the Form S-3 registration statement remain subject to the volume limitations, holding period requirements, and other conditions of Rule 144 under the Securities Act. These holders may be unable to sell their shares immediately upon lockup expiration and must satisfy the applicable Rule 144 conditions, including any required holding period measured from the date of acquisition.

As these lockup restrictions expire in tranches through June 2026, a substantial number of shares may become eligible for sale, which could create selling pressure and downward pressure on the market price of our common stock. The perception that significant shareholders may sell shares could also negatively affect investor sentiment and increase volatility.

Our common stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on the our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock has been and may continue to be volatile for a variety of other reasons, not necessarily related to the our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the impact of financings;

●	the results of operating and financial performance and prospects of other companies in the same industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community;

●	changes in earnings estimates or recommendations by securities or research analysts who track the Company’s common stock or failure of the Company’s actual results of operations to meet those expectations;

●	changes in government policies in the United States and internationally for Bitcoin, Dogecoin, Litecoin, and digital asset mining generally;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by large investors, officers and directors; and

●	changes in general market, economic and political conditions in the United States and financial markets.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could depress the market price of our common stock, regardless of our operating performance. This may prevent an investor from being able to sell its shares at or above the price the investor paid for its shares of common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, shareholders often institute securities class action litigation against that company. Following our announcement of the pending acquisition of Doge, at least one class action law firm advertised for clients to sue us. We do not know if we will be sued. Our involvement in any class action suit or other legal proceeding could divert its senior management’s attention and could adversely affect the our business, financial condition, results of operations and prospects.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002, as amended, related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Therefore, any return to shareholders will be limited to the increase, if any, of our share price.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if (i) we have a public float of $250 million or more and have annual revenues in excess of $100 million or (ii) if we have a public float of $700 million or more, determined on an annual basis.

As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	not being required to furnish a stock performance graph in our Annual Reports;

●	reduced disclosure obligations regarding executive compensation;

●	being permitted to provide only two years of audited financial statements in our Annual Reports on Form 10-K, with corresponding reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict whether investors will find our common stock less attractive as a result of any reliance by us on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

Item 1b. unresolved staff comments

None.

ITEM 1C. CYBERSECURITY

To date, we have not experienced any cybersecurity incidents that materially affected our business strategy, results of operations or financial condition. The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests.

The Company is in the process of establishing a cybersecurity policy which will implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This policy will be designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization and will encompass the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

We anticipate that these measures will be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we intend to collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, it is anticipated that our policy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

To date, cybersecurity threats have not materially impacted our operations; however, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. We may be unable to anticipate all security breaches, including those stemming from third-party misuse of AI technologies and the potential challenges in implementing timely preventive measures. Please refer to Item 1A: Risk Factors for information relating to cyber attack-related risks.

We anticipate that our Chief Financial Officer will be responsible for overseeing our information security programs, including cybersecurity initiatives, and will be integrated into our Cybersecurity Incident response process. We also anticipate that our Audit Committee will oversees cybersecurity risk management activities, supported by Company management, the board of directors, and external consultants.

Item 2. properties

Our operations are principally operated remotely at various data centers throughout the United States and we do not own any real property. Our offices are located at 470 W 200 N STE 18 Salt Lake City, UT 84103 and are leased pursuant to a lease agreement that renews in successive six-month terms. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

item 3. legal proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any pending legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases OF EQUITY SECURITIES

Market Information

Our common stock is listed on Nasdaq under the symbol “DTCX”. Effective December 16, 2025, in connection with the completion of our acquisition of Dogehash and the corporate name change to Datacentrex, Inc., our common stock began trading under the ticker symbol “DTCX.”

Holders

As of April 13, 2026, there were 230 shareholders of record for our common stock, six holders of record for our Series A Preferred Stock Convertible Voting Stock, and three holders of record for our Series D Convertible Preferred Stock. The actual number of holders of our securities is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2025. All purchases described below were made in open market transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2025	178,846	$5.02	178,846	$8,832,014
November 1 to November 30, 2025	144,533	$3.85	144,533	$8,271,016
December 1 to December 31, 2025	154,741	$4.47	154,741	$7,564,612
Total	478,120	$4.35	478,120	$7,564,612

(1) On September 23, 2025, the Company’s board of directors authorized a share repurchase program, pursuant to which the Company may repurchase up to $10 million of its shares of common stock through December 31, 2026 (the “September Buyback Program”). This share repurchase program is in addition to the share repurchase program approved by the Company’s board of directors on February 26, 2025, which authorized the Company to repurchase up to $1 million of its shares of common stock and was completed on September 19, 2025. Approximately $7.5 million remains authorized for repurchase under the September Buyback Program.

Item 6. [Reserved]

None.

item 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note on Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Datacentrex, Inc. (“Datacentrex,” the “Company,” “we,” “us,” or “our”) is a digital infrastructure and capital deployment company that owns and operates Scrypt-based proof-of-work (“PoW”) compute assets. On December 15, 2025, the Company consummated the acquisition of Doge through a reverse recapitalization (the “Transaction”), following which the combined company changed its name to Datacentrex, Inc. Doge, the accounting acquirer, had commenced digital asset mining operations prior to the Transaction. The following discussion reflects the operations of Doge and its successors for the full fiscal year ended December 31, 2025, which represents the Company’s inaugural year of mining operations. There was no comparable activity in the prior-year period.

We generate revenue by deploying owned Scrypt application-specific integrated circuit (“ASIC”) hardware to produce PoW hashrate, which we monetize primarily through a hashrate marketplace model with settlement typically denominated in Bitcoin. Our Scrypt compute contributes hashrate to the Litecoin blockchain, and through merged-mining architecture, simultaneously secures and validates additional Scrypt-based networks, including Dogecoin, without incremental energy consumption. The Company’s mining operations produce exposure to multiple digital asset networks from a single deployment of compute and power, with Dogecoin representing the largest share of protocol-native coin production during the period and Bitcoin representing the primary settlement asset received through marketplace monetization channels.

We manage a treasury of digital assets and cash intended to preserve capital, maintain liquidity, and enhance long-term value creation. As of December 31, 2025, the Company held over $4.5 million in digital assets, comprising a mix of Bitcoin accumulated through hashrate marketplace settlement and unsold Dogecoin and Litecoin from pool-based mining. Management expects that future treasury concentration will favor Bitcoin over time, consistent with the Company’s hashrate marketplace monetization model in which settlement is typically received in Bitcoin.

Fiscal Year 2025 Operational Highlights

Fiscal year 2025 represented the Company’s inaugural year of digital asset mining operations, during which the Company scaled from initial deployment to a fully operational mining platform. Key operational highlights for the year include:

Fleet Scaling and Deployment. The Company began the first quarter of 2025 with an initial deployment of approximately 1,500 Scrypt ASIC miners at a single colocation facility outside of the United States. During the second quarter, the Company evaluated additional colocation partners and deployed approximately 1,000 additional units across two new domestic colocation sites. In the third quarter, in response to changes in the tariff environment and to capture lower operating expenses, the Company relocated the original fleet of approximately 1,500 miners back to the United States and distributed them across two facilities. In the fourth quarter, the Company deployed an additional 520 rigs, bringing the total operating fleet to 3,094 Scrypt ASIC miners as of December 31, 2025, deployed across four geographically diversified colocation facilities, all located in the United States.

Hashrate and Power Capacity. As of December 31, 2025, the Company’s fleet of 3,094 operating Scrypt ASIC miners had an average nameplate capacity of approximately 14 GH/s per unit, representing aggregate deployed hashrate of approximately 43.3 TH/s at full uptime. The fleet’s average nameplate power consumption was approximately 3.95 kW per unit, representing approximately 12.5 MW of total deployed power capacity across the Company’s four colocation facilities.

Revenue and Financial Performance. For the year ended December 31, 2025, the Company generated revenues of approximately $7.0 million from digital asset mining operations, with cost of revenue of approximately $3.6 million and gross profit of approximately $3.4 million. The Company reported a net loss attributable to common stockholders of approximately $8.5 million, driven primarily by depreciation expense of $7.5 million on mining equipment (amortized over a two-year useful life), professional fees, stock-based compensation, and other operating expenses associated with building operational infrastructure during the Company’s first year of operations. The Company generated positive Adjusted EBITDA of approximately $0.6 million for the period.

Corporate Transaction. On December 15, 2025, the Company consummated the Transaction, issuing an aggregate of 13,835,188 shares of Common Stock and 16,239.812 shares of Series D Convertible Preferred Stock (convertible into 16,239,812 shares of Common Stock) to the stockholders of Doge. Following the Transaction, the Company changed its name to Datacentrex, Inc. and its shares continued to trade on the Nasdaq Capital Market under the ticker symbol “DTCX.”

Our results are primarily driven by realized revenue rates per unit of hashrate deployed, power costs and facility-level economics, fleet uptime and operational execution, hardware supply and replacement cycle dynamics, digital asset market conditions, and treasury and capital allocation decisions. For a further discussion of these key operating inputs, see Item 1, “Business — Key Operating Inputs” and the discussion of results of operations below.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025

The following table sets forth certain selected consolidated statements of operations data for the year ended December 31, 2025.

For the Year ended December 31, 2025
Revenues	$6,963,477

Cost of Revenue	3,559,564

Gross Profit	3,403,913

Operating Expenses	11,322,284

Loss from Operations	(7,918,371)

Total Other Income (Expense)	(584,514)

Net Loss	$(8,502,885)

Revenues

The Company generated revenues of $6,963,477 for the years ended December 31, 2025. The Company was incorporated and commenced operations, specifically its digital mining operations in fiscal year 2025 and therefore had no activity in 2024. Cryptocurrency mining are impacted significantly by volatility in coin prices, as well as increases in the Blockchain’s Network Hash Rate resulting from the growth in the overall quantity and quality of rigs utilizing the Scrypt mining algorithm working to solve blocks on the blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the year ended December 31, 2025.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	14,421	$2,554
BTC Nicehash	BTC	0	4,860
Dingocoin	DINGO	31,489,640	1,004
Dogecoin	DOGE	32,647,445	6,092,437
Ethereum	ETH	0	11
Junkcoin	JKC	29,574	837
Lukycoin	LKY	12,446	2,959
Litecoin	LTC	8,999	856,190
Pepe	PEPE	46,470,242	397
Shibacoin	SHIC	124,327,343	2,228
		235,000,110	$6,963,477

Cost of Revenue

Cost of revenue for the year ended December 31, 2025 approximately $3.560 million consisted primarily of direct production costs of the mining operations, including utilities and fees paid to one of the Company’s colocation agreement hosts ($3.353 million) and value added tax expense ($206,000), but excluding depreciation and amortization, which are separately stated.

Operating expenses

For the year ended December 31, 2025 the Company incurred operating expenses of $11,332,284. Operating expenses consisted mainly of office expenses of $802,667, contract labor of $155,676, professional fees of $954,679, depreciation expense of $7,503,386 and stock based compensation of $1,389,989. Office expenses are primarily attributable to the Company moving colocation locations during the year and shipping mining equipment between locations. Contract labor and professional fees is related to operational activity for the company’s first year operations and the reverse recapitalization consummated during the year. Depreciation expense is attributable to in-service mining equipment which is amortized over two-year useful life. Stock based compensation is attributable to expense under the employee’s equity plan for eligible employees.

Net Loss from operations

The Company realized a net loss from operations before income taxes of $7,918,371 for the year ended December 31, 2025 which is attributed to the reasons stated above in the section “Operating Expenses.”

Other income (expense)

For the year ended December 31, 2025, the Company had ($584,514) in other income (expense). This included the net unrealized and realized loss on digital assets (cryptocurrencies) of ($443,696) during the year ended December 31, 2025 $(140,818) of net interest expense.

Net Loss Before Income Taxes

The Company realized a net loss before income taxes of $8,502,885 for the year ended December 31, 2025, and is due to the reasons stated above in the preceding sections.

Liquidity and capital resources

As of December 31, 2025, the Company had cash in the amount of $38,919,486. Of the cash held at December 31, 2025, $36,408,077 relates to Doge (the accounting acquirer) and $2,511,409 relating to Thumzup (the legal acquirer) and Thumzup Inc. which is excluded from the statement of cash flows as discussed in Note 2 of the consolidated financial statement. As of December 31, 2025, the Company had stockholders’ equity of $66,247,252.

The Company’s accumulated deficit was $(8,502,885) as of December 31, 2025.

The Company used net cash in operating activities of $6,447,474 for the year ended December 31, 2025. For the year ended December 31, 2025, cashflows were impacted by depreciation of $7,503,386, digital asset mining revenue of $6,963,477, stock based compensation of $1,389,989, net unrealized and realized loss on digital assets, $443,696, loss on sale of equipment $395, change in prepaid expense of $198,707, change in other assets of $621,660 and change in accrued expenses of $501,789.

Net cash used in investing activities for the year ended December 31, 2025 was $24,866,515. During the year ended December 31, 2025, we invested $25,938,181 in mining equipment, received $29,990 proceeds from sale of equipment, deposited $3,600,100 on mining equipment to be received and received $4,641,776 in proceeds from sale of digital assets.

There was cash generated by financing activities for the year ended December 31, 2025 of $70,233,475. For the year ended December 31, 2025, this was comprised of $8,550,000 in proceeds from long term debt, offset by repayments of $8,550,000, cash acquired in reverse recapitalization of $42,140,304, proceeds from the issuance Class A-1 units of $17,945,000, proceeds from the issuance of Class A-2 units net of issuance costs of $10,422,402, and the repurchase of treasury stock of $274,321.

Capital Resources

As of December 31, 2025, we had cash and cash equivalents on hand of $38,919,486. We currently have minimal sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Revenue from Mining Operations

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency we mine and raise additional funds as equity, debt or convertible securities. We expect to generate ongoing revenues from the production of cryptocurrencies, primarily Dogecoin currency rewards, for example, in our mining facilities and our ability to liquidate for currency rewards at future values will be evaluated from time to time to generate cash for operations. Generating Dogecoin and other currency rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from the sale of our cryptocurrency assets, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds as equity, debt or conversion of cryptocurrency to maintain our operations is subject to many risks and uncertainties.

Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the year ended December 31, 2025, the Company incurred $3,353,355 of colocation and hosting-related service expenses, which are included in cost of revenues in the accompanying consolidated statements of operations.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for impacts of interest expense, income tax provision or benefit and depreciation and amortization, and non-cash stock-based compensation. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

Our board of directors and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions mentioned above) that impact the comparability of financial results from period to period.

Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric as of December 31, 2025 is presented in the table below:

Net Loss	$(8,502,885)

Depreciation	7,503,386

Stock based compensation	1,389,989

Interest expense, net	140,818

Adjusted EBITDA	531,308

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer evaluated the effectiveness of Doge’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2025. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

 Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the digital asset mining industry. The following discussion highlights trends, events, and uncertainties that management believes are reasonably likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. For a more detailed discussion, see the section entitled “Risk Factors.”

Competition for Power and Infrastructure from AI and HPC Demand. The rapid growth in demand for data center capacity driven by artificial intelligence (“AI”) and high-performance computing (“HPC”) workloads has intensified competition for power infrastructure across the United States. Large-scale AI training and inference operations require reliable, high-density power at scale, and operators of these workloads have demonstrated willingness to pay power rates that exceed the economics available to digital asset miners under current market conditions. This trend is driving an industry-wide reassessment of the highest and best use of the electron, as power assets that were historically allocated to PoW mining are increasingly being evaluated for, or converted to, AI and HPC applications. We expect this dynamic to continue and potentially accelerate. As a colocation-based operator, the Company is exposed to rising competition for hosting capacity and power allocation, which could result in increased colocation costs, reduced availability of hosting at favorable rates, or pressure to relocate operations to lower-cost jurisdictions.

Tariff Uncertainty and ASIC Hardware Supply. The Company’s Scrypt ASIC mining hardware is manufactured primarily in China. During fiscal year 2025, evolving U.S. trade policy, including the imposition and adjustment of tariffs on Chinese-manufactured goods, materially impacted the Company’s deployment strategy. In the first quarter of 2025, the Company initially deployed its fleet at a colocation facility outside of the United States in part to mitigate tariff-related cost exposure. In the third quarter, following changes to the tariff environment, the Company relocated those miners to domestic facilities. The continued uncertainty surrounding U.S. tariff policy on ASIC mining hardware has disrupted supply chains across the industry, with many operators reducing or ceasing imports of rigs into the United States due to the adverse impact on equipment economics. Prolonged tariff uncertainty could constrain the Company’s ability to procure replacement or next-generation hardware on commercially favorable terms, increase capital expenditure requirements, and limit the Company’s ability to deploy rigs in jurisdictions with lower operating costs outside the United States.

Digital Asset Market Volatility and Network Difficulty. The Company’s revenues and the carrying value of its digital asset treasury are directly affected by the market prices of the digital assets it mines and holds, including Bitcoin, Dogecoin, and Litecoin. Digital asset prices have historically exhibited significant volatility and may be influenced by factors beyond the Company’s control, including macroeconomic conditions, investor sentiment, regulatory developments, technological changes, and the liquidity of digital asset markets. In addition, PoW mining economics are influenced by network difficulty, which adjusts dynamically based on total hashrate deployed across each respective blockchain. Increases in total network hashrate, whether driven by new entrants, fleet upgrades by existing miners, or changes in mining economics, increase mining difficulty and reduce expected rewards per unit of hashrate. During fiscal year 2025, the global Scrypt network hashrate experienced fluctuations that affected the Company’s per-unit mining economics. The Litecoin network is expected to undergo its next block reward halving event in August 2027, which would reduce the Litecoin block subsidy by 50% and may materially affect the mining economics of Scrypt-based operations.

Evolving Regulatory Environment. The regulatory environment for digital assets in the United States and globally continues to evolve. Legislative and regulatory actions at the federal and state level, including potential changes to the classification, taxation, or permissibility of digital asset mining, staking, or custody activities, could materially affect the Company’s operations and the broader market for digital assets. Changes in energy policy, environmental regulation, or reporting requirements applicable to data centers and PoW mining operations could also increase compliance costs or constrain operational flexibility. The Company monitors regulatory developments and engages with industry groups, but cannot predict the timing, scope, or impact of future regulatory actions.

Geopolitical and Macroeconomic Conditions. Ongoing geopolitical conflicts, including the conflicts between Russia and Ukraine and between Israel and Hamas, and broader macroeconomic uncertainty, including the effects of inflation, interest rate policy, and global trade tensions, may adversely affect digital asset markets, the cost and availability of capital, and the Company’s operating environment. Changes to U.S. policy implemented by the U.S. Congress or the executive branch, including policies affecting tariffs, international trade, taxation, and the regulatory environment, have impacted and may continue to impact the Company’s business and the broader economy in ways that are difficult to predict.

Off-Balance Sheet Arrangements

During the years presented, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the accounting for digital assets, revenue recognition, useful lives of equipment and the evaluation allowance related to deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. For a summary of significant accounting policies, refer to Note 3. Summary of Significant Accounting Policies in our Notes to consolidated financial statements included elsewhere herein.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not currently aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on our financial condition. For a further discussion of factors that may affect future operating results, see the section entitled “Risk Factors.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

item 8. financial statements and supplementary data

The information for this Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

item 9a. controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position
Parker Scott	30	Chief Executive Officer and Chairman
Robert Steele	59	Chief Financial Officer and Director
Christopher Ensey	46	Director
Allan Evans	42	Director
Christopher R. Moe	70	Director

Parker Scott, Chief Executive Officer and Chairman

Mr. Scott is a finance and business development executive with over a decade of experience in capital markets, digital asset mining, biotechnology, and advanced energy industries. From January 2025 until its Acquisition at the Effective Time, he served as Chief Executive Officer of Doge, leading the company’s strategy to become one of the most competitive and profitable Scrypt-based miners in North America. Prior to joining Doge, Mr. Scott served as Chief Financial Officer of PolarityBio, where he was responsible for financial strategy, capital formation, and investor engagement in connection with the company’s regenerative medicine platform. He previously held the position of Vice President of Business Development at ASP Isotopes, Inc. (NASDAQ: ASPI), a nuclear energy and Advanced Isotope commercialization company, where he focused on strategic partnerships, fundraising, and market development. In addition to his operating roles, Mr. Scott has provided extensive advisory and consulting services to companies in the digital asset mining industry, assisting with large-scale infrastructure development, fundraising, and investor relations. He has worked closely with both private and public companies in the sector, bringing a unique combination of capital markets experience and operational expertise to the rapidly evolving digital asset ecosystem. Mr. Scott began his career in global equity research at Goldman Sachs and later at a special situations hedge fund, where he specialized in market analysis, capital allocation, and portfolio strategy. Since 2018, he has founded, advised, and managed companies in the cryptocurrency, biotechnology and energy industries, with a focus on financial structuring, business development, and shareholder value creation. Mr. Scott is qualified to serve as a director of the Company because of his experience as Chief Executive Officer of Doge.

Robert Steele, Chief Financial Officer and Director

Mr. Steele served as Chief Executive Officer of the Company from October 2020 until the Effective Time and has served as a director of the Company since October 2020. Since October 2019, Mr. Steele has operated a consulting business that has provided investor relations, financial, sales and marketing consulting services to various clients. Mr. Steele was the Director of Client Positioning at IRTH Communications, LLC from January 2017 to September 2019. From May 2016 through December 2016, Mr. Steele was an independent consultant rendering sales, marketing and investor relations services. From January 2010 to May 2016, Mr. Steele was the President of Rightscorp, Inc. “Rightscorp”). While at Rightscorp, Mr. Steele designed and deployed patented intellectual property software as a service (SaaS) tools that were used by major brands like Warner Bros. to protect their intellectual property. As President of Rightscorp, Mr. Steele led the design of the software used by clients like Sony/ATV and BMG. BMG successfully used Mr. Steele’s technology to win a landmark $25 million judgment against Cox Communications for copyright infringement. Mr. Steele holds a BS in Electronic and Computer Engineering from George Mason University. We believe Mr. Steele is qualified to serve as a member of our board of directors due to his extensive experience as an executive at publicly traded companies and his demonstrated expertise in technology.

Christopher Ensey, Director

Mr. Ensey has served on the Company’s board of directors since October 2025. From 2019 to 2024, Mr. Ensey served as a senior technology and cybersecurity executive across multiple leading organizations. Since 2023, Mr. Ensey has served as Chief Executive Officer of Alignment Engine, where he leads initiatives in AI/HPC datacenter design and GPU interconnect hardware, guiding company strategy, fundraising, and market positioning. Prior to this, as Founding Partner and Chief Technology Officer of Gulp Data from 2021 to 2023, Mr. Ensey developed and scaled an AI-driven data valuation platform, establishing robust enterprise partnerships and overseeing engineering. Mr. Ensey also served as Chief Technical Advisor to Gryphon Digital Mining (now American Bitcoin Mining Corp.) (NASDAQ: ABTC) from June 2021 to January 2024. From 2020 to 2021, he served as Chief Technology Officer at eMed, launching an FDA-authorized digital health platform that rapidly scaled to serve millions of users and resulted in six issued patents. As Chief Technology Officer of BlueVoyant between 2019 and 2020, Mr. Ensey managed global cybersecurity operations, directed a $45 million budget, and successfully reduced annual cloud expenditures. Mr. Ensey also served as Chief Operating Officer of Riot Blockchain, Inc. (now Riot Platforms, Inc.) (NASDAQ: RIOT) from January 2018 to September 2018, and as Interim Chief Executive Officer from September 2018 to February 2019. Mr. Ensey’s educational background includes degrees and certifications relevant to technology leadership and cybersecurity. Mr. Ensey is qualified to serve on the board of directors based on his extensive leadership and expertise in technology and cybersecurity.

Allan Evans, Director

Dr. Evans has served on the Company’s board of directors since December 2025. Dr. Allan Evans has served as Chief Executive Officer and director of Unusual Machines, Inc. (NYSE: UMAC) since December 2023. Prior to becoming Chief Executive Officer of Unusual Machines, Inc., Dr. Evans was the Chief Operating Officer of Red Cat Holdings, Inc. (NASDAQ: RCAT) from January 2021 to November 2023 and was the Chief Executive Officer of Fat Shark Holdings, Ltd. Dr. Evans is a serial entrepreneur with a history of founding and leading technological innovation. He has extensive experience in overseeing different emerging technologies. From August 2017 to October 2020, Dr. Evans served as a board member for Ballast Technologies, a company that specialized in technology for location-based entertainment. In November 2012, he co-founded Avegant, a technology company focused on developing next generation display technology to enable previously impossible augmented reality experiences. He led design, development, and initial production of the Glyph head mounted display and oversaw technology research and patent strategy while serving as Chief Technology Officer of Avegant until 2016. Dr. Evans has 47 pending or issued patents that cover a range of technologies from implantable medical devices to mixed reality headsets. Academically, his work has an h-index of 15, an i-index of 28, and has been cited in more than 1,000 publications. He has extensive experience with new technologies, engineering, business development, and corporate strategy, and his expertise in these areas strengthens the Company’s collective knowledge and capabilities. Dr. Evans is qualified to serve on our board of directors due to his management and public company experience and his experience in the technology industry.

Christopher R. Moe, Director

Mr. Moe has served on the Company’s board of directors since December 2025. Mr. Moe is the Chief Financial Officer of Beeline Holdings, Inc. (NASDAQ: BLNE), a digital home loan lending and title platform designed to streamline the financing process. Previously, he was the Chief Financial Officer and director of Yates Electrospace Corporation, a heavy payload autonomous cargo delivery UAS producer. Earlier, he was the Chairman, Chief Executive Officer, and co-founder of ProBrass Inc., a rifle brass cartridge case manufacturing company that Vairog US acquired. He was also previously the Chief Financial Officer of Vectrix Holdings Limited, a subsidiary of GP Industries Ltd (G20:SGX), an international developer and manufacturer of electric motorcycles, and the Chief Financial Officer and director of Mission Motor Company, a company focused on advanced EV and hybrid powertrains for automobile and power sports applications. He has served as the Chief Financial Officer and Director of Vectrix Corporation (LSE: VRX), Managing Director of GH Ventures, Managing Director of Kirkland-Ft. Worth Investment Partners, Chief Executive Officer of St. Louis Ship Industries, Vice President of Wasserstein, Perella & Co.’s merchant banking fund, and Vice President/Area Head with Citicorp’s Leveraged Capital Group. He serves as an independent director and chair of the Audit Committee of Red Cat Holdings, Inc. (NASDAQ: RCAT). He serves on the Advisory Board of Innovate Newport and is Trustee Emeritus of The Pennfield School. He is the former Vice Chairman and Treasurer of the Choir School of Newport County and former Treasurer of the Zabriskie Memorial Church of Saint John the Evangelist. He served as a Captain of United States Marines and deployed with the 31st Marine Expeditionary Unit twice to the Western Pacific and Indian Ocean. He holds a BA degree in English from Brown University and an MBA from the Harvard Business School. Mr. Moe is qualified to serve on our board of directors given his extensive experience as a board member and executive across public and private companies.

Committees of the Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Our board of directors has determined that all of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent as defined under the applicable rules of Nasdaq, including, in the case of all of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Audit Committee

The Audit Committee is composed of Christopher R. Moe, Allan Evans, and Christopher Ensey, with Mr. Moe serving as Chair. Each member of the Audit Committee is an independent director as defined by the rules of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Mr. Moe qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company. The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee also meets with our auditors to review the results of their audit and review of our annual and interim financial statements.

The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Our board of directors adopted a written charter for the Audit Committee which is available on our website at https://ir.datacentrex.com/governance.

Compensation Committee

The Compensation Committee is composed of Christopher R. Moe, Allan Evans, and Christopher Ensey, each of whom meets the independence requirements of all applicable laws, rules and regulations as defined by the rules of the Commission and Nasdaq, as determined by the board of directors, with Mr. Evans serving as Chair. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers) as well as the Company’s clawback policy.

The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee considers the annual performance evaluation of the Chief Executive Officer conducted by the board of directors in light of Company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the board of directors regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a committee of the board of directors with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full board of directors.

The Compensation Committee also reviews and makes recommendations with respect to shareholder proposals related to compensation matters.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other adviser. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the committee.

Our board of directors of directors adopted a written charter for the Compensation Committee which is available on our website at https://ir.datacentrex.com/governance.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Christopher R. Moe, Allan Evans, and Christopher Ensey, each of whom meets the independence requirements of all applicable laws, rules and regulations as defined by the rules of the Commission and Nasdaq, as determined by the board of directors, with Mr. Ensey serving as Chair.

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the board of directors, consistent with criteria approved by the board of directors; recommends to the board of directors the director nominees for the next annual meeting of shareholders or special meeting of shareholders at which directors are to be elected; recommends to the board of directors candidates to fill any vacancies on the board of directors; develops, recommends to the board of directors, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the board of directors and management.

In recommending director nominees for the next annual meeting of shareholders, the Nominating and Corporate Governance Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the board of directors, including as a result of the removal, resignation or retirement of any director, an increase in the size of the board of directors or otherwise. The Nominating and Corporate Governance conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the board of directors and such candidate’s compliance with the independence and other qualification requirements established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee also recommends candidates to fill positions on committees of the board of directors.

In selecting and recommending candidates for election to the board of directors or appointment to any committee of the board of directors, the Nominating and Corporate Governance Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Nominating and Corporate Governance shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the board of directors (including its size and structure). The Nominating and Corporate Governance Committee develops and recommends to the board of directors a policy regarding the consideration of director candidates recommended by the Company’s shareholders and procedures for submission by shareholders of director nominee recommendations.

Furthermore, the Nominating and Corporate Governance Committee oversees the evaluation of the board of directors and management. It also develops and recommends to the board of directors a set of corporate governance guidelines applicable to the Company, which the Nominating and Corporate Governance Committee periodically reviews and revises as appropriate. In discharging its oversight role, the Nominating and Corporate Governance Committee is empowered to investigate any matter brought to its attention.

Our board of directors adopted a written charter for the Nominating and Corporate Governance Committee which is available on our website at https://ir.datacentrex.com/governance.

Family Relationships

None of our directors or officers have any known family relationships with other directors or officers of the Company.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Ethics

The board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. A copy of the code is posted on our website at www.datacentrex.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers is posted on our website at www.datacentrex.com.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities and is applicable to our directors, officers, employees, and other covered persons. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and greater than 10 percent beneficial owners of our common shares to file reports concerning their ownership of, and transactions in, such common shares.

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year ended December 31, 2025, except for a Form 4 filed by Parker Scott reporting one transaction.

item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our directors and our Named Executive Officers who are named in the “2025 and 2024 Summary Compensation Table” below. In 2025, our directors and “Named Executive Officers” and their positions were as follows for the dates specified:

●	Robert Steele, former Chief Executive Officer (resigned December 15, 2025); appointed as Chief Financial Officer December 15, 2025

●	Isaac Dietrich, former Chief Financial Officer (resigned December 15, 2025); and

●	Parker Scott, Chief Executive Officer (appointed December 15, 2025).

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock awards ($) (1)		Option awards ($) (1)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)		Total ($)
Parker Scott	2025	8,654		4,225,000	(8)			-	-	-		4,233,654
CEO	2024	-	-	-		-		-	-	-		-

Robert Steele	2025	185,396	-	-		-		-	-	-		185,396
CFO, former CEO	2024	83,578	50,000	-		2,469,658	(5)	-	-	1,320	(3)	2,604,556

Isaac Dietrich	2025	182,075	32,137			-	(7)	-	-	42,000	(2)	256,212
Former CFO	2024	74,481	25,000	-		740,898	(6)	-	-	-		840,379

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. We valued the restricted stock awards at $3.38 per share for purposes of our accounting income recognition and the disclosure in this table. See Note 9, “Stock Options” in the notes to the Company’s consolidated financial statements included in this Annual Report for more information regarding the Company’s accounting for share-based compensation plans.

(2)	Mr. Dietrich received $42,000 in severance benefits upon his resignation as Chief Financial Officer.

(3)	Mr. Steele received executive perquisites of $1,320 for his home internet service during the year ended December 31, 2024.

(4)	Represents payments of discretionary bonuses for performance during the applicable years as determined by the board of directors, and as further described below Bonus Arrangements.

(5)	Mr. Steele was granted the Steele Option (as defined below) to purchase 500,000 shares of the Company’s common stock on October 29, 2024, with a strike price of $5.00 per share (as set forth on the Outstanding Equity Awards table below). The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.38 – 154.71%, (3) risk-free interest rate of 4.11%, and (4) expected life of 10 years.

(6)	Mr. Dietrich was granted the Dietrich Option (as defined below) with respect to 150,000 shares of the Company’s common stock, with a strike price of $5.00 per share (as set forth on the Outstanding Equity Awards table below). The Company estimated the fair value of the options using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.38 – 154.71%, (3) risk-free interest rate of 4.11%, and (4) expected life of 10 years.

(7)	Mr. Dietrich was awarded 50,000 shares of restricted common stock pursuant to the 2025 Plan (as defined below) with a fair value of $625,000 for services rendered during the year ended December 31, 2025. Mr. Deitrich together with the Company, effective November 12, 2025, mutually rescinded 100% of such shares of restricted stock such that each grant was void ab initio.

(8)	Mr. Scott was granted the Scott Restricted Stock Grant (as defined below) with respect to 1,250,000 shares of common stock of the Company.

At no time during the periods listed in the above tables, with respect to any named executive officers, was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under the “All Other Compensation” column in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table

Parker Scott – Chief Executive Officer

Employment Agreement

On December 22, 2025, the Company entered into an employment agreement (the “Scott EA”) with Parker Scott. Pursuant to the Scott EA, Mr. Scott will serve as the Chief Executive Officer and (i) receive a base salary at an annual rate of $450,000 (the “Base Salary”), in substantially equal installments in accordance with the regular payroll practices of the Company, (ii) be eligible to earn a bonus with a target bonus opportunity equal to 100% of the Base Salary (the “Target Annual Bonus”) with the amount earned to be based on achievement of factors as determined by the board of directors or the Compensation Committee, and (iii) be a participant in the Company’s equity-based compensation programs and receive an initial long-term award of 1,250,000 shares of restricted common stock. Mr. Scott will also serve as the Chairman of the board of directors of the Company for no additional consideration.

Under the Scott EA, in the event of termination of Mr. Scott by the Company for Cause (as such term is defined in the Scott EA), Mr. Scott will be entitled only to, as of the date of such termination, the his earned but yet unpaid Base Salary, accrued and unused paid time off, any applicable vested benefit plan entitlements, and any amount of the Annual Bonus which was actually earned and yet unpaid with respect to the calendar year preceding the year of the termination (such terms as defined in the Scott EA, and collectively, the “Accrued Benefits”). If however, Mr. Scott is terminated by the Company without Cause or by Mr. Scott for Good Reason (as defined in the Scott EA), then Mr. Scott will be entitled to (i) the Accrued Benefits, (ii) severance payments in an amount in cash equal one year’s Base Salary and Target Annual Bonus (as defined in the Scott EA, and payable in substantially equal monthly installments over the 12-month period following termination), (iii) the portion of the Annual Bonus actually accrued for the year of the termination as of the date of such termination (to be determined and paid at the time annual bonuses are paid to senior executives of the Company for such year) (the “Pro Rata Annual Bonus”), (iv) all unvested equity grants then outstanding shall immediately vest, and (v) subject to Mr. Scott’s timely election, continuation of coverage under the Consolidated Omnibus Budget continuation of group health benefits at the Company’s expense for up to 18 months following termination.

In the event of termination by the Company without Cause or Mr. Scott resigns for Good Reason within 24 months following a Change in Control (as defined in the Scott EA), Mr. Scott will instead be entitled to a lump sum payment equal to the sum of (i) two times the Base Salary and (i) the Target Annual Bonus for the year of such termination; the Pro Rata Annual Bonus for the year of such termination; immediate vesting of all equity grants; and continuation of group health benefits at the Company’s expense for up to 18 months following termination.

Equity Award.

On December 22, 2025, pursuant to the Omnibus Plan (as defined below) and as approved by the Compensation Committee, Parker Scott was granted 1,250,000 shares of restricted common stock at a grant date fair value of $3.38 per share, for a total grant date fair value of $4,225,000 (the “Scott Restricted Stock Grant”). The Scott Restricted Stock Grant shall vest in three equal annual installments commencing on June 1, 2026, and subject to Mr. Scott’s continued service through each such vesting date and to certain additional conditions.

Robert Steele – Chief Financial Officer (former Chief Executive Officer, Chairman of the board of directors, and President)

Employment Agreement

Effective May 30, 2024, the Company and Mr. Steele entered into an Executive Employment Agreement, which, among other things, employed Mr. Steele as the Chief Executive Officer of the Company (the “Steele EA”). Following the Company’s uplisting to a national stock exchange, Mr. Steele’s salary was increased to $168,000, payable in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, Mr. Steele’s base salary was subject to increase upon the achievement of certain net monthly advertising revenue milestones, as follows:

●	$250,000 annual base salary upon $100,000 net monthly ad revenue for twelve consecutive months;
●	$350,000 annual base salary upon $250,000 net monthly ad revenue for twelve consecutive months; and
●	$500,000 annual base salary upon $800,000 aggregate net monthly ad revenue for twelve consecutive months.

Mr. Steele was eligible under the Steele EA to receive a one-time $50,000 past performance bonus upon uplisting to a national exchange, subject to his continued employment at that time. On October 31, 2024, the Company paid Mr. Steele a past performance bonus of $50,000. The Steele EA provides that he may also be eligible for annual bonuses at the board of directors’ discretion, based on corporate and individual performance.

Pursuant to the Steel EA, Mr. Steele was eligible for fringe benefits and perquisites, and to participate in all benefit plans, programs, and policies made available to similarly situated executives, subject to board of directors’ approval and applicable plan terms. He determined his own vacation schedule, consistent with Company operating requirements. Business expenses are reimbursed in line with Company policy. Mr. Steele was indemnified to the fullest extent available to other officers and directors under the Company’s policies. If Mr. Steele’s employment were terminated by the Company without cause and he was able and willing to remain employed, he would receive six months’ base salary (payable monthly or in a lump sum at the Company’s discretion), subject to a customary release.

Effective December 15, 2025, Mr. Steele resigned from his position as the CEO to become the Chief Financial Officer of the Company.

Equity Award

On October 29, 2024, Mr. Steele was granted an option to purchase 500,000 shares of common stock (the “Steele Option”) pursuant to the 2024 Plan (as defined below) (subject to the terms and conditions of the Company’s form of Stock Option Agreement under the 2024 Plan) at an exercise price of $5.00 per share. Twenty-five percent (25%) of the Steel Option shall vest on January 1, 2025, and the remaining seventy-five percent (75%) shall vest monthly over 48 months starting January 1, 2025. Upon termination/resignation of his employment with the Company, Mr. Steele has 90 days to exercise the vested portion of the Steele Option, provided that if he is terminated for cause then he shall forfeit the entire Steele Option (whether vested or unvested). He may exercise on a cashless basis pursuant to a formula defined in his agreement.

Isaac Dietrich – Former Chief Financial Officer

Employment Agreement

From September 19, 2022 to October 28, 2024, Mr. Dietrich was compensated $5,000 per month for his services as Director of Finance. The monthly cash fee was waived from September to December 2023. Mr. Dietrich was compensated 24,000 shares of common stock with a fair value of $166,500 for services rendered during the year ended December 31, 2023.

Effective October 29, 2024, the Company and Mr. Dietrich entered into an Executive Employment Agreement, which, among other things, employed Mr. Dietrich as the Chief Financial Officer of the Company (and superseded the previous employment agreement in its entirety) (the “Dietrich EA”). Following the Company’s uplisting to a national stock exchange. Mr. Dietrich was paid a salary of $168,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment and withholdings laws and requirements. Additionally, Mr. Dietrich’s base salary was subject to increase upon the achievement of certain net monthly advertising revenue milestones, as follows:

●	$250,000 annual base salary upon $100,000 net monthly ad revenue for twelve consecutive months;
●	$250,000 annual base salary upon $250,000 net monthly ad revenue for twelve consecutive months; and
●	$350,000 annual base salary upon $800,000 aggregate net monthly ad revenue for twelve consecutive months.

Mr. Dietrich was eligible under the Dietrich EA to receive a one-time $25,000 past performance bonus upon uplisting to a national exchange, subject to his continued employment at that time. On October 31, 2024, the Company paid Mr. Dietrich a past performance bonus of $25,000. The Dietrich EA provided that he may also be eligible for annual bonuses at the board of directors’ discretion, based on corporate and individual performance. Additionally, in the 2025 year, the Company paid Mr. Dietrich two discretionary performance bonuses, in the aggregate amount of $32,137.

Under the Dietrich EA, Mr. Dietrich was entitled to fringe benefits and perquisites consistent with those provided to similarly situated Company executives, and to participate in all benefit plans, subject to board of directors and plan terms. He may take vacation as his duties allow, coordinating with management. Business expenses are reimbursed according to Company policy. Indemnification was provided to the fullest extent available under Company policy. If Mr. Dietrich’s employment were terminated by the Company without cause and he was able and willing to remain employed, he would receive three months’ base salary (payable monthly or in a lump sum at the Company’s discretion) contingent on execution of a release. The Dietrich EA terminated upon Mr. Dietrich’s resignation, effective December 15, 2025.

Mr. Dietrich and the Company entered into a “Transition and Separation Agreement,” effective as of December 10, 2025, pursuant to which he will continue to provide transition support services to the Company until the date of this filing (the “Dietrich End Date”), for which he will be compensated with a grant of restricted share units with respect to 70,000 shares of the Company’s common stock pursuant to the Omnibus Plan, which grant shall be made on or about January 2, 2026, which units shall vest as of the Dietrich End Date, and subject to his continued provision of services pursuant to such agreement. If the Transition and Separation Agreement is terminated by the Company without cause prior to the Dietrich End Date, then the award of restricted share units shall accelerate and vest in full as of the date of such termination. In consideration for Mr. Dietrich’s execution of a release of claims in connection with the entering into of the Transition and Separation Agreement, the Company paid to Mr. Dietrich as a severance benefit, a cash sum equal to $42,000.

Equity Award

On October 29, 2024, Mr. Dietrich was granted an option to purchase 150,000 shares of common stock (the “Dietrich Option”) pursuant to the 2024 Plan (subject to the terms and conditions of the Company’s form of Stock Option Agreement under the 2024 Plan) at an exercise price of $5.00 per share. Under the Dietrich Option, 25% of the Dietrich Option was to vest on January 1, 2025, and the remaining 75% was to vest monthly over 48 months starting January 1, 2025. Upon termination/resignation, Mr. Dietrich has 90 days to exercise the vested portion of the Dietrich Option, provided that if he is terminated for cause then he shall forfeit the entire Dietrich Option (whether vested or unvested). He may exercise on a cashless basis pursuant to a formula defined in his agreement. As of December 15, 2025, (the “Dietrich Transition Time”) 66,708 of the shares subject to the Dietrich Option were vested, and 83,292 of the shares subject to the Dietrich Option were unvested (and forfeited as of the Dietrich Transition Time).

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the board of directors, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. Based on the review of the Company’s performance for calendar year 2024, the board of directors, in its sole discretion, determined to pay the bonus to the named executive officer listed in the summary compensation table above. Only Mr. Dietrich received any bonus payments during the 2025 calendar year, paid to him in July 2025 and August 2025, in the aggregate amount of $32,137, in recognition of his service to the Company during the 2025 year.

Perquisites

Perquisites are not a material component of compensation. In general, named executive officers do not receive reimbursements for meals, airlines, and travel costs, other than those costs allowed for all employees. During 2024, our then-Chief Executive Officer received a perquisite disclosed in the Executive Disclosure Table.

Executive Incentive Compensation Recovery Policy

We have adopted an executive incentive compensation recovery policy (the “Executive Incentive Compensation Recovery Policy”) pursuant to Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act (“Rule 10D-1”), and Listing Rule 5608 adopted by Nasdaq (the “Listing Standards”). The purpose of the Executive Incentive Compensation Recovery Policy is to provide for the recovery of certain incentive-based compensation in the event of an accounting restatement. In the event of an accounting restatement, it is the Company’s policy to recover reasonably promptly the amount of any erroneously awarded compensation received during the recovery period. An accounting restatement involves a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

The amount of “erroneously awarded compensation” generally means the amount of incentive-based compensation (compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure) received by a covered executive that exceeds the amount of incentive-based compensation on that otherwise would have been received had it been determined based on the restated financial statements. The Company need not recover any “erroneously awarded compensation” if and to the extent that the Compensation Committee or a majority of the independent members of the board of directors determines that such recovery is impracticable and not required under Rule 10D-1 and the Listing Standards, including if the Compensation Committee or a majority of the independent members of the board of directors determines that: (i) the direct expense paid to a third party to assist in enforcing the policy would exceed the amount to be recovered after making a reasonable attempt to recover, or (ii) recovery would likely cause an otherwise tax-qualified broad-based retirement plan to fail the requirements of Section 401(a)(13) or Section 411(a) of the Internal Revenue Code of 1986, as amended, and regulations thereunder.

The policy is administered by our Compensation Committee, except that the board of directors may decide to act as the administrator in lieu of the Compensation Committee or designate another committee of the board of directors (including a special committee) to act as the administrator other than the determination that recovery of “erroneously awarded compensation” is impracticable and not required (as described above).

Outstanding Equity Awards as of December 31, 2025

The following table provides information regarding awards held by each of our Named Executive Officers that were outstanding as of December 31, 2025.

	Option Awards					Restricted Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised earned options (#)	Option Exercise price($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Steele	-	256,256	243,744	$5.00	10/29/2034	-	-	-	-
Issac Dietrich	-	0	66,708	$5.00	10/29/2034	-	-	-	-
Parker Scott	-	-	-	-	-	-	-	1,250,000	3,437,500

(1)	The options shall vest per the following schedule: 25% on January 1, 2025 and the remaining 75% vesting in 48 equal monthly installments commencing January 1, 2025.
(2)	Market value is calculated based on the closing price of the Company’s common stock on December 31, 2025 of $2.75 per share.
(3)	The Scott Restricted Stock Grant shall vest in three equal annual installments commencing on June 1, 2026.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our board of directors during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our board of directors in such period.

Name (7)	Fees Earned or Paid in Cash ($)(5)	Stock Awards ($)(1)(2)(4)(6)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Christopher Ensey	$2,521	$1,137,499	$-	$-	$1,140,020
Christopher R. Moe	$2,740	$349,999	$-	$-	$352,739
Allan Evans	$2,630	$349,999	$-	$-	$352,629
Robert Haag, former director	$22,500	$-	$-	$-	$22,500
Joanna Massey, former director	$28,790	$-	$-	$-	$28,790
Paul Dickman, former director	$28,790	$-	$-	$-	$28,790
Total:	$-	$-	$-	$-	$1,925,486

(1)	Amounts reflect the aggregate grant date fair value of restricted stock awards granted during fiscal year 2025, computed in accordance with FASB ASC Topic 718. We valued the restricted stock awards at $3.38 per share for purposes of our accounting income recognition and the disclosure in this table. See Note 9 to the Company’s consolidated financial statements included in this Annual Report for assumptions used in determining the grant date fair value of equity awards.

(2)	For Mr. Ensey, this amount also includes the value of 150,000 shares of restricted common stock granted to Mr. Ensey on October 14, 2025, which grant is evidenced by a Restricted Stock Award Agreement under the 2025 Plan, (the “Ensey Restricted Grant”). Under the original terms of the Restricted Stock Award Agreement, the award was to vest in full upon the closing of the common stock acquisition. On November 21, 2025, the board of directors, pursuant to its discretion under the 2025 Plan, elected to accelerate and vest 25,000 of the shares subject to the award as of that date, provided that the remaining 125,000 shares remained subject to the vesting terms originally provided under the Restricted Stock Award Agreement. The Restricted Stock Award Agreement governing the Ensey Restricted Grant includes the modified vesting terms described herein. All 150,000 shares were fully vested as of December 31, 2025. The fair value of the modified award on the modification date ($3.78 per share) did not exceed the original grant date fair value ($5.25 per share); accordingly, no incremental compensation cost was recognized as a result of the modification.

(3)	On October 29, 2024, each of Messrs. Dickman, Haag, and Ms. Massey was granted an option to purchase 138,000, 120,000, and 120,000 shares of common stock, respectively, at an exercise price of $5.00 per share with a one-year cliff vest (the “Prior Director Options”). No option awards were granted to former directors during fiscal year 2025. The grant date fair value of the Prior Director Options was recognized in the fiscal year ended December 31, 2024. As of December 31, 2025, the Prior Director Options remained outstanding and fully vested.

(4)	Each of Messrs. Evans, Moe, and Ensey were granted 103,550 shares of restricted common stock pursuant to the Omnibus Plan on December 22, 2025, evidenced by written action of the Compensation Committee (the “New Director Restricted Grants”). The New Director Awards shall vest in three equal annual installments beginning on June 1, 2026, subject to continued board of directors service, the establishment of a Rule 10b5-1 trading plan, and certain additional conditions.

(5)	Cash fees reflect amounts earned for board of directors and committee service during fiscal year 2025, pro-rated from each director’s appointment date, including, with respect to Messrs. Ensey, Moe, and Evans, amounts earned and paid in early January 2026.

(6)	On August 4, 2025, each of directors Dickman, Haag, and Massey were granted restricted common stock (with respect to 50,000, 500,000, and 50,000 shares, respectively), pursuant to the 2025 Plan, and each of directors Dickman, Haag, and Massey, together with the Company and effective November 12, 2025, mutually rescinded 100% of such shares of restricted stock such that each grant was void ab initio.

(7)	The following changes to the board of directors of the Company took place as of the following dates: Robert Haag resigned effective October 4, 2025; Christpher Ensey was appointed effective October 14, 2025; Joanna Massey and Paul Dickman resigned effective December 15, 2025; and Messrs. Evans, Moe, and Ensey were appointed effective December 15, 2025.

Narrative Summary to Director Compensation.

The director compensation structure is designed to attract and retain experienced, independent board members and is intended to align the directors’ interests with those of Company shareholders. All compensation arrangements described above supersede any prior agreements.

For fiscal 2025, independent directors of the Company received compensation for board of directors and committee service, as applicable, consisting of both cash compensation and equity grants, as detailed in the Director Compensation Table. Amounts in the Director Compensation Table reflect compensation earned in the fiscal year, whether paid in cash or equity and all outstanding grants as of December 31, 2025.

Independent Director Agreements dated December 26, 2025

On December 26, 2025, the Company entered into agreements (the “Independent Director Agreements”), which form of agreement was approved by the Company’s board of directors effective December 15, 2025) with the Company’s new independent directors, Christopher Ensey, Christopher R. Moe, and Allan Evans (the “Independent Directors”). Under the Independent Director Agreements, each Independent Director will be entitled to (i) annual cash compensation totaling $30,000 (ii) an initial grant under the Omnibus Plan of 103,550 shares of restricted common stock, on such terms and subject to such conditions as determined by the Compensation Committee (which shares of restricted common stock were granted effective December 22, 2025), (iii) thereafter, a grant of shares of restricted common stock with respect to a number of shares equal in value (determined using the fair value as of the date of grant) to $190,000.

The Independent Directors will be entitled to additional annual cash compensation for service on committees of the board of directors, as follows: Audit Committee members will receive $10,000 and the chair will receive $20,000; Compensation Committee members will receive $7,500 and the chair will receive $15,000; and Nominating and Corporate Governance Committee members will receive $5,000 and the chair will receive $10,000. The Independent Directors’ committee service is as follows:

●	Mr. Ensey: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee (Chair)
●	Dr. Evans: Audit Committee, Compensation Committee (Chair), Nominating and Corporate Governance Committee
●	Mr. Moe: Audit Committee (Chair), Compensation Committee, Nominating and Corporate Governance Committee

Prior Director Compensation Arrangements

Cash Compensation:

Each former non-employee director (Mr. Paul Dickman, Mr. Robert Haag, and Ms. Joanna Massey, collectively, the “Prior Directors”) was entitled to receive a cash retainer of $2,500 per month, which included payment for board of directors service and for acting as chair on one committee (as noted below).

Equity Awards:

The Prior Directors were previously granted the Prior Director Options, as reflected in Non-Employee Director Compensation Table and as further described in Footnote 9 thereto.

Each of the Prior Directors terminated their service with the Company effective December 15, 2025.

Other Benefits:

Directors are eligible for coverage under the Company’s directors’ and officers’ insurance coverage policy, and for reimbursement of reasonable, pre-qualified business expenses incurred in the performance of their duties. The Company does not currently offer pension, deferred compensation, or other perquisites to independent directors beyond standard expense reimbursement.

Clawback and Recovery Policy.

All equity awards (including the Steele Option, the Dietrich Option, the Prior Director Options, the Ensey Restricted Grant, the Scott Restricted Stock Grant, and the New Director Restricted Grants) are subject to the Company’s clawback policy, in accordance with applicable SEC rules and exchange listing standards, including the Dodd-Frank Act requirements. No clawback or recovery was applied in fiscal 2025.

Disclosure of the Company’s policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information.

The Company does not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, the Company has granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our board of directors or compensation committee from time to time based on the facts and circumstances, as applicable. The Company has not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During fiscal year 2025, the Company did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Our Equity Incentive Plans

The Company maintains three equity incentive plans: the 2024 Equity Incentive Plan (the “2024 Plan”), the 2025 Equity Incentive Plan (the “2025 Plan”), and the 2025 Omnibus Equity Incentive Plan (the “Omnibus Plan”). Each plan was approved by the board of directors of Directors and the Company’s shareholders. The plans are designed to attract and retain employees, directors, and consultants by providing equity-based compensation that aligns the interests of plan participants with those of the Company’s shareholders. As of December 31, 2025, a total of 7,000,000 shares of common stock were authorized for issuance across the three plans, of which 1,812,425 shares were subject to outstanding awards and 5,187,575 shares remained available for future issuance. As of December 31, 2025, grants are no longer permitted to be made under the 2024 Plan and the 2025 Plan.

Plan Details

The following table and information below sets forth information as of December 31, 2025 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b) (2)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
2024 Equity Incentive Plan (1)	1,314,447	$4.92	-
2025 Equity Incentive plan (3)	150,000	-	-
2025 Omnibus Equity Incentive Plan(5)	1,812,425	-	5,187,575
Total	3,276,872	$4.92	5,187,575

(1)	The 2024 Plan was adopted by the board of directors and approved by the Company’s shareholders. The 2024 Plan authorized the issuance of up to 2,000,000 shares. As of December 31, 2025, 1,314,447 shares were subject to outstanding awards under the 2024 Plan. Remaining shares previously reserved for issuance under the 2024 Plan are no longer available for future issuance, effective as of the effective date of the Omnibus Plan.
(2)	The weighted-average exercise price relates only to outstanding stock options. It does not take into account shares subject to outstanding restricted stock awards or restricted stock units, which have no exercise price.
(3)	The 2025 Plan was adopted by the board of directors and approved by the Company’s shareholders. The 2025 Plan authorized the issuance of up to 2,000,000 shares. As of December 31, 150,000 shares were subject to outstanding awards under the 2025 Plan. Remaining shares previously reserved for issuance under the 2025 Plan are no longer available for future issuance, effective as of the effective date of the Omnibus Plan.
(4)	No options or SARs have been granted under the 2025 Plan or the Omnibus Plan; all outstanding awards are restricted stock or restricted stock units with no exercise price.
(5)	The Omnibus Plan became effective on December 8, 2025, and was adopted by the board of directors and approved by the Company’s shareholders. The Omnibus Plan authorizes the issuance of up to 7,000,000 shares and provides for grants of stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards. As of December 31, 2025, 1,812,425 shares were subject to outstanding awards under the plan and 5,187,575 shares remained available for future issuance.

Summary of the Plans

Equity-based awards are a variable element of compensation that allows us to reward our NEOs for their sustained contributions to the Company. Equity awards reward performance and continued employment by a NEO, with associated benefits to the Company of attracting and retaining employees. We believe that equity-based compensation, including but not limited to stock options and restricted stock, will provide NEOs with a strong link to long-term corporate performance and the creation of shareholder value.

Prior Plans

The Company previously approved the 2024 Plan and the 2025 Plan, pursuant to which, in each case, 2,000,000 shares of our common stock were previously reserved for issuance (together, the “Prior Plans”). Effective as of the effective date of the Omnibus Plan, (i) any awards made under the Prior Plans shall continue to be governed by the terms, conditions and procedures set forth in the Prior Plan and any applicable award Agreement, and (ii) no further awards shall be made under the Prior Plans. As of December 31, 2025, 1,314,447 shares remain outstanding pursuant to awards issued under the 2024 Plan and 150,000 shares remain outstanding pursuant to awards issued under the 2025 Plan.

The Prior Plans will terminate, in each case, ten years after the earlier of (i) the date that such Prior Plan was adopted by the board of directors, or (ii) the date that such Prior Plan was approved by the shareholders, and awards issued under each of the Prior Plans shall expire as provided in the award agreement with respect thereto.

2025 Omnibus Equity Incentive Plan

The Omnibus Plan became effective on December 8, 2025 (the “Omnibus Effective Date”). The Company believes that the effective use of long-term, stock-based incentive compensation is integral to the Company’s success and is vital to its ability to achieve strong performance in the future. Awards under the Omnibus Plan are intended to align the interests of our executives with those of our shareholders, enhance the personal stake of executive officers in the growth and success of the Company, and provide for the executive officers’ continued service at the Company, and provide an opportunity for executives to increase their stock ownership levels. There are 7,000,000 shares of common stock authorized for issuance under the Omnibus Plan, of which 5,187,575 shares remained available for future issuance as of December 31, 2025. The Omnibus Plan will terminate on the tenth anniversary of the Effective Date (as defined therein), unless earlier terminated by the plan administrator.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 13, 2026 the number of shares of common stock beneficially owned by:

(i)	each of our Named Executive Officers;

(ii)	each of our directors;

(iii)	all executive officers and directors as a group; and

(iv)	each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock.

Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of April 13, 2026. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

The calculations of the applicable percentage of beneficial ownership are based on 36,208,403 shares of common stock issued and outstanding.

Except as otherwise indicated, all shares are owned directly. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	% Common Stock Beneficially Owned
Executive Officers and Directors
Parker Scott	3,000,000	8.29%
Robert Steele (2)	857,813	2.35%
Christopher Ensey	253,550	*
Allan Evans	153,550	*
Christopher R. Moe	103,550	*
Total Officers and Directors as a Group (5)	4,368,463	11.98%

*	Represents ownership of less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 470 W 200 N STE 18 Salt Lake City, UT 84103.
(2)

Consists of (i) 600,000 shares of common stock and (ii) 257,813 shares of common stock issuable upon exercise of outstanding options. Excludes 242,188 shares of common stock issuable upon exercise of outstanding options.

Item 13. Certain relationships and related transactions, and director independence

Except as set forth below, from January 1, 2024 through the date of this Annual Report, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this Annual Report.

Robert Haag

IRTH Communications, LLC

On November 20, 2025, the Company (then operating as Thumzup Media Corporation) entered into a Services Agreement (the “Original IRTH Agreement”) with IRTH Communications, LLC (“IRTH”) pursuant to which IRTH agreed to provide investor relations, public relations, financial communications and strategic consulting services to the Company. The Original IRTH Agreement had an initial term of three months, with automatic renewal for successive three-month periods unless terminated upon 30 days’ written notice. Under the Original IRTH Agreement, the Company agreed to pay IRTH a non-refundable fixed fee of $30,000 per month, payable quarterly in advance in installments of $90,000, plus a $10,000 refundable deposit.

During the year ended December 31, 2025, the Company paid IRTH an aggregate of $105,000, consisting of $90,000 under the quarterly fixed fee provision of the Original IRTH Agreement and $15,000 for an institutional, broker and professional investor outreach program. As of December 31, 2025, there were no amounts payable to or receivable from IRTH.

On February 20, 2026, the Company and IRTH entered into Amendment No. 1 to the Services Agreement (the “Amendment”), pursuant to which: (i) Datacentrex, Inc., as successor-in-interest to Thumzup Media Corporation following the Merger, formally assumed all rights and obligations under the Original IRTH Agreement; (ii) the term was extended for a fixed period of six months, commencing February 20, 2026 and expiring August 20, 2026, with no automatic renewal; (iii) the monthly cash fee was reduced from $30,000 to $15,000, payable monthly in advance; and (iv) the Company granted IRTH 60,000 stock options with an exercise price of $2.00 per share, fully vested upon grant, issued under the Company’s 2025 Omnibus Equity Incentive Plan.

IRTH is owned and controlled by Robert Haag. Mr. Haag served as a member of the Company’s board of directors until his resignation effective October 4, 2025. Although Mr. Haag was no longer a director at the time the Original IRTH Agreement was executed, he served as a director during the fiscal year ended December 31, 2025 and, accordingly, the transaction is disclosed as a related party transaction pursuant to Item 404(a) of Regulation S-K.

Joanna Massey

Joanna Massey served as a member of the Company’s board of directors until her resignation effective December 15, 2025, in connection with the Merger.

Isaac Dietrich

Isaac Dietrich served as the Company’s Chief Financial Officer and as a member of the board of directors until his resignation from both positions effective December 15, 2025, in connection with the Merger.

Director Independence

The board of directors has determined that each of Allan L. Evans, Christopher Moe, and Chris Ensey qualifies as an independent director under the rules and regulations of The Nasdaq Stock Market LLC. Parker Scott, the Company’s Chief Executive Officer and Chairman, and Robert Steele, the Company’s Chief Financial Officer, are not considered independent due to their roles as executive officers of the Company.

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth the fees billed to us by Haynie & Company, our independent registered public accounting firm for professional services rendered for the fiscal years ended December 31, 2025 and December 31, 2024.

Services	2025	2024
Audit fees (1)	$121,734	$70,000
Audit related fees (2)	83,553	-
Tax fees (3)	-	-
All other fees (4)	21,000	-
Total fees	$226,287	$70,000

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our board of directors.

Pre-Approval of Audit and Permissible Non-Audit Services

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2025 and 2024, all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

Part IV

Item 15. exhibits, financial statement schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 19, 2025, by and among Thumzup Media Corporation, TZUP Merger Sub., Inc. and Dogehash Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).
3.1	Articles of Incorporation, filed on October 27, 2020, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated October 9, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation, filed on November 4, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2024).
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 15, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2024).
3.5	Amendment to Amended and Restated Bylaws of Thumzup Media Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2025).
3.6	Form of Withdrawal of Designation of Series B Convertible Preferred Stock, dated July 18, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2025).
3.7	Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2022).
3.8	Certificate of Designation, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2025).
3.9	Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series C Convertible Preferred Stock dated June 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
3.10	Form of Withdrawal of Designation of Series C Convertible Preferred Stock, dated September 12, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).
3.11	Certificate of Correction, dated December 4, 2025, to the Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
3.12	Articles of Merger, effective December 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
3.13	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 15, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated December 15, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 10, 2021).
4.2	Form of Representative Warrant issued to Dawson James Securities, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 26, 2024).
4.3	Articles of Merger, effective December 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated December 15, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).
4.5	Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2025).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).
4.7	Certificate of Correction, dated December 4, 2025, to the Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
4.10*	Description of the Registrant’s Securities
10.1+	Executive Employment Agreement by and between the Company and Robert Steele dated May 13, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2024).
10.2+	Executive Employment Agreement by and between the Company and Isaac Dietrich, dated May 21, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2024).
10.3+	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 11, 2024).
10.4+	Amendment No. 1 to 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 26, 2024).
10.5	Master Loan Agreement, dated as of May 12, 2025, by and among the Company, Coinbase Credit, Inc. and Coinbase Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2025).
10.6+	Thumzup Media Corporation 2025 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C filed with the Commission on May 12, 2025, as amended)
10.7	Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
10.9+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2025).
10.10	Placement Agency Agreement by and between the Company and Dominari Securities LLC dated August 11, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).
10.11	Financial Advisory Agreement by and between the Company and American Ventures LLC, Series XVIII DOGE TREAS dated August 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).
10.12	Note issued on September 24, 2025 by Dogehash Technologies, Inc. and USDE Acquisition, Inc. in favor of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025).
10.13	Security Agreement dated September 24, 2025 by and among the Company, Dogehash Technologies, Inc. and USDE Acquisition, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025).
10.14	Subordination Agreement dated September 24, 2025 by and among the Company, the Secured Lender and Dogehash Technologies, Inc. and USDE Acquisition, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025).
10.15+	Employment Agreement by and between the Company and Parker Scott dated December 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).

10.16+	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).
10.17	Form of USDE Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).
10.18	Form of Founders Lockup Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).
10.19+	2025 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 11, 2026).
10.20	Placement Agency Agreement by and between the Company and Dominari Securities LLC dated March 26, 2026 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of Haynie & Company, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 30, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATACENTREX, INC.

Date: April 13, 2026	By:	/s/ Parker Scott
	Name:	Parker Scott
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2026	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Parker Scott as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parker Scott	Chief Executive Officer and Chairman	April 13, 2026
Parker Scott	(Principal Executive Officer)

/s/ Robert Steele	Chief Financial Officer	April 13, 2026
Robert Steele	(Principal Financial Officer)

/s/ Christopher Ensey	Director	April 13, 2026
Christopher Ensey

/s/ Allan Evans	Director	April 13, 2026
Allan Evans

/s/ Christopher R. Moe	Director	April 13, 2026
Christopher R. Moe

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Datacentrex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Datacentrex, Inc. (the Company) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie

Haynie

Salt Lake City, UT

April 13, 2026

We have served as the Company’s auditor since 2025.

DATACENTREX, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$38,919,486
Digital assets, at fair value	4,430,202
Prepaid expenses	468,817
Total current assets	43,818,505

Equipment, net	18,537,452
Capitalized software costs, net	264,193
Deposits for equipment	3,600,100
Other assets	621,660
Total assets	$66,841,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$594,658
Total current liabilities	594,658

Stockholders’ equity:

Preferred stock - Series A, $0.001 par value, $45.00 stated value, 1,000,000 shares authorized; 158,420 shares issued and outstanding	158
Preferred stock - Series D, $0.001 par value, $4.34 stated value, 1,000,000 shares authorized; 16,210 shares issued and outstanding	16
Common stock, .001 par value, 250,000,000 shares authorized, Common stock, $0.001 par value, 250,000,000 shares authorized; 30,375,530 shares issued and outstanding.	30,375
Treasury stock, at cost – 59,191 shares	(274,231)
Additional paid in capital	74,993,819
Accumulated deficit	(8,502,885)
Total stockholders’ equity	66,247,252

Total liabilities and stockholders’ equity	$66,841,910

The accompanying notes are an integral part of these consolidated financial statements.

DATACENTREX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year ended
December 31, 2025

Revenues	$6,963,477

Cost of revenue	3,559,564

Gross profit	3,403,913

Operating Expenses:
General and administrative expenses	2,428,909
Depreciation and amortization	7,503,386
Stock based compensation	1,389,989
Total Operating Expenses	11,322,284

Loss From Operations	(7,918,371)

Other Income (Expense):
Net realized and unrealized losses, digital assets	(443,696)
Interest expense, net	(140,818)
Total Other Income (Expense)	(584,514)

Net Loss Before Income Taxes	(8,502,885)

Provision for Income Taxes (Benefit)	-

Net Loss	(8,502,885)

Net Loss Per Common Share:
Basic	$(0.46)
Diluted	$(0.46)

Weighted Average Common Shares Outstanding:
Basic	18,345,206
Diluted	18,345,206

The accompanying notes are an integral part of these consolidated financial statements.

DATACENTREX INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED DECEMBER 31, 2025

	Preferred stock
	Series A		Series D		Class A-1 Units		Class A-2 Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Members’ Equity
BALANCE — January 13, 2025			-	$-					-	$-		$-	$-	$-

Issuance of Class A-1 Units					11,215,625	17,945,000								17,945,000
Issuance of Class A-2 Units net of issuance costs and escrow fees							5,794,556	10,422,402						10,422,402
Effect of reverses recapitalization	158,420	158	16,210	16	(11,215,625)	(17,945,000)	(5,794,556)	(10,422,402)	30,375,530	30,375		73,603,830	-	45,266,977
Stock based compensation			-	-								1,389,989	-	1,389,989
Treasury stock repurchase											(274,231)			(274,231)
Net loss			-	-					-	-		-	(8,502,885)	(8,502,885)

BALANCE — December 31, 2025	158,420	$158	16,210	$16	-	-	-	-	30,375,530	$30,375	$(274,321)	$74,993,819	$(8,502,885)	$66,247,252

The accompanying notes are an integral part of these consolidated financial statements.

DATACENTREX, INC

CONSOLIDATED STATEMENTS OF CASHFLOWS

For The Year Ended
December 31, 2025

Cash flows from operating activities:
Net loss	$(8,502,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,503,386
Stock based compensation	1,389,989
Digital asset mining revenue	(6,963,477)
Net unrealized and realized loss on digital assets	443,696
Loss on sale of equipment	395
Changes in operating assets and liabilities:
Prepaid expense	(198,707)
Other assets	(621,660)
Accounts payable and accrued expenses	501,789
Net cash used in operating activities	(6,447,474)

Cash flows from investing activities:
Purchase of equipment	(25,938,181)
Proceeds from sale of equipment	29,990
Payments for deposits on equipment	(3,600,100)
Proceeds from sale of digital assets	4,641,776
Net cash used in investing activities	(24,866,515)

Cash flows from financing activities:
Proceeds long term debt, net of discount	8,550,000
Repayments of long term debt	(8,550,000)
Cash acquired in reverse recapitalization	42,140,304
Repurchase of treasury stock	(274,231)
Proceeds from issuance of Class A-1 Units	17,945,000
Proceeds from issuance of Class A-2 Units, net of costs	10,422,402
Net cash provided by financing activities	70,233,475

Net increase in cash	38,919,486

Cash, beginning of period	-

Cash, end of period	$38,919,486

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$370,744
Supplemental disclosures of non-cash financing activities:
Assets acquired in connection with the reverse recapitalization	$3,096,991
Other liabilities assumed in connection with the reverse recapitalization	$(127,612)

The accompanying notes are an integral part of these consolidated financial statements.

Datacentrex, Inc.

Notes to the Consolidated Financial Statements

December 31, 2025

Note 1 - Business Organization and Nature of Operations

Datacentrex (“DTCX” or the “Company”), formerly Thumzup Media Corporation (“Thumzup” or “TZUP”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Los Angeles, California. In December 2025, The Company completed a merger with Dogehash Technologies Inc (“Dogehash”) which was accounted for a reverse recapitalization as described in Note 2. Thumzup’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media. Thumzup’s mission is to democratize social media marketing by connecting advertisers with non-professional people, who can be paid for their posts about products and services they love through its technology which utilizes a proprietary mobile app (“App”). The App generates scalable word-of-mouth product posts and recommendations for advertisers on social media and is designed to connect advertisers with individuals who are willing to promote their products online. Dogehash is a digital asset mining company focused on mining Dogecoins (“DOGE”) and other Litecoins (“LTC”). The Company was incorporated in the state of Nevada in July 2025. The Company acquired, through an asset purchase agreement effective July 25, 2025, US Data and Energy, LLC who commenced operations in January 2025 and is the historical operating entity included in these financial statements.

Note 2 – Reverse Recapitalization

On August 18, 2025 (the “Agreement Date”), Thumzup Media Corporation (“Thumzup”), through its wholly owned subsidiary TZUP Merger Sub, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dogehash Technologies Inc. (“DTCX”). Under the terms of the Merger Agreement, TZUP Merger Sub, Inc. merged with and into DTCX, with DTCX surviving as the post-merger entity. In exchange, Thumzup agreed to issue 30.075 million shares of Thumzup common stock as consideration for 100% of the outstanding shares of DTCX as of the Agreement Date.

On December 8, 2025, the shareholders of Thumzup approved the merger. The transaction closed on December 15, 2025 (the “Effective Date”), upon completion of all required regulatory filings and the receipt of NASDAQ approval. At the Effective Date, Thumzup issued 13,835,188 shares of common stock and 16,239.812 shares of Series D convertible preferred stock as consideration for the acquisition of all remaining outstanding DTCX common shares.

On December 15, 2025, Thumzup and DTCX completed a reverse recapitalization (the “Transaction”). For accounting purposes, the Transaction was treated as a reverse recapitalization in accordance with ASC 805-40, Reverse Acquisitions, with Dogehash Technologies Inc. identified as the accounting acquirer and Thumzup identified as the legal acquirer.

The consolidated financial statements reflect the historical financial statements of Dogehash, as Dogehash is considered the continuing reporting entity for accounting purposes. Thumzup’s assets, liabilities, and results of operations are included in the consolidated financial statements only from the Effective Date forward. Thumzup’s historical financial statements are not included for periods prior to the Transaction because such information represents the operations of the legal acquirer, not the accounting acquirer.

Because the accounting acquirer, Dogehash, was incorporated in fiscal year 2025 and did not have historical operations, it did not prepare stand-alone financial statements prior to the Transaction, the Company is presenting only current-period information in these consolidated financial statements. No comparative period or prior-year financial information is presented. Accordingly, the consolidated financial statements include: The assets, liabilities, and operations of Dogehash for the period presented; the assets and liabilities of Thumzup recognized as of the Effective Date, recorded at historical cost, consistent with the accounting requirements of a reverse recapitalization (no goodwill or intangible assets are recognized); and the results of operations of Thumzup from December 15, 2025 through the end of the reporting period.

Accordingly, transactions completed by Thumzup are presented for the period from December 15, 2025 through December 31, 2025, while the results for the year ended December 31, 2025 reflect the accounting acquirer’s operations

All share and per-share amounts presented in these consolidated financial statements have been retroactively adjusted, as applicable, to reflect the equity structure of Thumzup, the legal acquirer and surviving publicly traded entity, in accordance with reverse recapitalization accounting.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s financial statements have been prepared on a consolidated basis and as of December 31, 2025 and for the year ended December 31, 2025 include the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Significant estimates include estimates used in the accounting for digital assets, revenue recognition, useful lives of equipment and the evaluation allowance related to deferred tax assets. Actual results may differ from these estimates.

Fair Value Measurement

As defined in GAAP, fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, GAAP defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of December 31, 2025, the Company’s cash and cash equivalents consisted of $38,919,486, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2025, the uninsured balances amounted to $37,914,117. There is a risk the Company may lose uninsured balances over the FDIC insurance limit. The Company has not experienced any such losses.

Digital Assets

The Company holds digital assets classified as indefinite-lived intangible assets in accordance with Accounting Standard Update (“ASU”) 2023-08, “Accounting for and Disclosure of Crypto Assets.” These crypto assets are measured at fair value on a recurring basis. As part of its scope assessment, the Company evaluated all digital assets held during the years ended December 31, 2025, to determine whether they meet the criteria for recognition under ASU 2023-08. Based on this assessment, the Company concluded that its holdings of Bitcoin, Dogecoin and other Litecoins are in-scope digital assets. These assets are actively traded, held in custodial arrangements with enforceable rights, and used in operations or treasury activities. Further, the Company noted there are no digital assets that are not actively used, lack enforceable ownership rights, or are immaterial in value during the year ended December 31, 2025.

The Company determines the fair value of its in-scope digital assets using the market approach, primarily based on observable market prices in active exchanges. The valuation process considers relevant inputs such as exchange prices of similar digital assets, liquidity, and market depth. The fair value measurements are classified within Level 1 of the fair value hierarchy, as the inputs are quoted prices in active markets for identical assets. As of December 31, 2025, the Company’s digital assets are recorded at a fair value of $4,430,202. During the year ended December 31, 2025, the Company recognized a net unrealized and realized loss of $443,696 in the consolidated statements of operations and related to changes in fair value of digital assets. The Company continuously evaluates the fair value of its digital assets, considering market conditions and other factors that may impact valuation. There were no significant changes in the valuation techniques or inputs used during the reporting period.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There we no impairment recognized during the year ended or as of December 31, 2025.

Prepaid Expenses and Other Assets

As of December 31, 2025, the Company had $468,817 of prepaid expenses which primarily consisted of premiums on insurance policies and prepaid power charges associated with its locations. As of December 31, 2025, the Company had $621,660 of other assets which primarily consisted of hosting deposits for its colocation locations. See Note 7 for further details on the Company’s colocation arrangements.

Equipment

Equipment, which consists of mining and computer equipment, is recorded at cost and depreciated using the straight-line method over the estimated useful lives. Ordinary repair and maintenance costs are included in general and administrative expenses on our statement of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the consolidated statements of operations in gains from sales of property and equipment, net. The estimated useful life for mining equipment and computer equipment is two and three years, respectfully. The Company evaluates the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year.

Capitalized Software Costs

The Company capitalizes certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires the Company to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs.

The Company evaluates its capitalized software costs for impairment annually, at year-end. As of December 31, 2025, the Company determined no impairment of its capitalized software costs was warranted.

Revenue Recognition

The Company engages in digital asset mining utilizing the Scrypt hashing algorithm which falls outside of ASC 606, Revenue from Contracts with Customers.

The Company engages in the mining of digital assets, primarily utilizing the Scrypt hashing algorithm, such as Litecoin (LTC) and Dogecoin (DOGE). Scrypt is a cryptographic proof-of-work algorithm designed to be computationally and memory intensive, offering an alternative to the SHA-256 algorithm used in Bitcoin mining.

Scrypt mining involves solving complex mathematical problems that require both processing power and memory bandwidth. This algorithm supports the security and integrity of blockchain networks by making it economically impractical to manipulate transaction data. The Company utilizes specialized mining equipment optimized for the Scrypt algorithm to maximize efficiency and output. The Company participates in merged mining of Litecoin and Dogecoin, leveraging the Scrypt algorithm to simultaneously validate blocks on both blockchain networks.

Under Scrypt mining, there is no contract with a customer as the mining rewards area granted by the decentralized blockchain protocol and not a party entering into a contractual agreement. Therefore, Revenue is recognized when control of the mined digital assets is obtained and transferred to a digital wallet, measured at the fair market value of the assets at the time of receipt. Fair value is based on a principal or most advantageous market, using observable market prices from reputable exchanges.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct production costs related to mining operations, including electricity costs, and other relevant costs paid to our hosting facilities in accordance with the colocation agreement.

Sales and Marketing

Sales and marketing expenses primarily include costs related to advertising and marketing programs. Sales and marketing costs are expensed as incurred and totaled $2,804 for year ended December 31, 2025 and are included in general and administrative expenses on the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement carrying amount. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development tax credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies.

In the event that the Company changes its determination as to the amount of deferred tax assets that is more likely than not to be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company follows the authoritative guidance regarding uncertain tax positions. This guidance requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. The guidance further prescribes the benefit to be realized assumes a review by tax authorities having all relevant information and applying current conventions.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information for purposes of making operating decisions, allocating resources, and evaluating financial performance. While the Company does have revenue from multiple products, no measures of profitability by product are available, so discrete financial information is not available for each such component. As such, the Company has determined that it operates as one operating segment and one reportable segment.

Share-based Compensation

The Company maintains its 2024 Equity Incentive Plan 2025 Equity Incentive Plan and 2025 Omnibus Equity Incentive plan (collectively, the “Equity Plans”), under which, the Company’s employees, officers, directors, and other eligible participants may be and have been awarded various types of share-based compensation, including options to purchase shares of the Company’s common stock, restricted stock units (“RSUs”), and other stock-based awards. Additionally, under the Equity Plans, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s board of directors or a duly authorized committee thereof.

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

See Note 9, Stock Options, to the financial statements for further information regarding the Equity Plans, related share-based compensation expense, and assumptions used in determining fair value.

Treasury Stock

On February 26, 2025, the Thumzup board of directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $1 million of common stock. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as deemed appropriate, based on factors such as market conditions, legal requirements and other business considerations.

On September 23, 2025, the Thumzup board of directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $10 million of common stock. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market. Such purchases will be at times and in amounts as deemed appropriate, based on factors such as market conditions, cash reserves, cash flows and other business considerations.

The Company accounts for treasury stock at cost. During the period ended December 31, 2025, the Company repurchased 59,191 shares of common stock for approximately $274,231 under its share repurchase program.

As of December 31, 2025, the Company had $274,231 in treasury stock.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2025, 174,630 shares were issued and outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. At December 31, 2025, 30,375,530 shares were issued and outstanding.

Member Units

During 2025, the Company issued 11,215,625 Class A -1 units for cash proceeds of $17,945,000.

During 2025, the Company issued 5,794,556 Class A – 2 units for cash proceeds of $10,422,402 and incurred issuance costs, including escrow fees, totaling approximately $1,167,000.

All member units were eliminated upon the consummation of the transaction between Dogehash and Thumzup.

Net Loss Per Common Share

The Company computes loss per share under ASC subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The computation of basic and diluted loss per share, for the years ended December 31, 2025, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

December 31,
2025
Common shares issuable upon exercise of options	1,172,828
Common shares issuable upon exercise of warrants	455,888
Common shares issuable upon conversion of preferred stock	18,626,238
Total potentially dilutive shares	20,254,954

Recent Accounting Pronouncements Adopted

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

The Company expects the adoption of ASU 2023-08 will have a material impact on its consolidated balance sheets, consolidated statements of operations, statements of cash flows and disclosures. The Company will initially record its bitcoin and dogecoin purchases at cost, upon adopting ASU 2023-08, any subsequent increases or decreases in fair value will be recognized as incurred in the Company’s consolidated statements of operations, and the fair value of the Company’s bitcoin and dogecoin will be reflected within the Company’s consolidated balance sheets each reporting period-end. Additionally, the Company will provide quantitative and qualitative disclosures to meet the new requirements under ASU 2023-08, including a roll-forward of its bitcoin and dogecoin holdings during the reporting period and period-end cost basis, fair value, number of units held, and restrictions.

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

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025, on a prospective basis, with retrospective application permitted for all prior periods presented. The Company adopted ASU 2023-09 and it did not have a material impact on the Company’s financial reporting or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Digital Assets

The following table presents the Company’s significant digital assets holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
Dogecoin	20,974,425	$4,217,383	$2,460,255
Bitcoin	19.11	2,001,246	1,671,955
Litecoins	3,198	279,023	245,508
Other	191,738,575	56,973	52,484
Total		$6,554,625	$4,430,202

The following table summarizes the Company’s digital asset activity for the years indicated:

Year Ended December 31,
2025
Digital asset, beginning	$-
Digital asset mining revenue	-
Dogecoin	6,092,437
Litecoins	856,190
Other litecoins	14,850
Digital assets assumed in reverse recapitalization, at fair value	2,552,197
Digital asset sales	(4,641,776)
‘Net unrealized and realized loss, digital assets	(443,696)
Digital assets, end of period	$4,430,202

The following table presents a roll-forward of Bitcoin (“BTC”) for the year ended December 31, 2025, based on the fair value model under ASU 2023-08:

Fair Value
BTC as of January 13, 2025	$-
BTC assumed in reverse recapitalization, at cost	2,001,246
Change in fair value of BTC	(329,291)
BTC as of December 31, 2025	$1,671,955

The following table presents a roll-forward of Dogecoin for the year ended December 31, 2025, based on the fair value model under ASU 2023-08:

Dogecoin as of January 13, 2025	$-
Receipt of Dogecoin from mining services	6,092,437
Dogecoin assumed in reverse recapitalization, at cost	2,000,000
Proceeds from sale of Dogecoin	(3,875,056)
Change in fair value of Dogecoin	(1,757,126)
Dogecoin as of December 31, 2025	$2,460,255

Note 5 – Deposits on Equipment

The deposits for equipment represented advance payments for purchases of miner, high performance computing equipment and other equipment used in digital asset mining activity at the Colocation site. The Company initially recognizes deposits for equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for mining equipment to mining equipment when control is transferred to and obtained by the Company. At December 31, 2025, the Company had deposits and advance payments of approximately $3,600,100 for mining equipment.

Note 6 – Equipment

As of December 31, 2025, equipment, net consisted of the following:

December 31,
2025
Mining equipment	$26,020,439
Computer equipment	28,295
Total	26,048,734
Less: accumulated depreciation	(7,511,282)
Equipment, net	$18,537,452

Depreciation expense for the year ended December 31, 2025 totaled $7,503,083 and is included in operating expenses on the consolidated statement of operations.

Note 7 – Capitalized Software

As of December 31, 2025, capitalized software consisted of the following:

December 31,
2025
Capitalized software cost	$457,830
Less: accumulated amortization	(193,637)
Capitalized software, net	$264,193

Amortization expense for the year ended December 31, 2025 totaled $303 and is included in operating expenses on the consolidated statement of operations.

Note 8 – Contingencies

Legal

From time to time, the Company may be involved in various litigation matters and disputes arising in the ordinary course of business. The Company reviews its lawsuits, regulatory investigations and other legal proceedings on an ongoing basis. The Company records liabilities for contingencies, including legal costs, when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated.

Various legislative and executive bodies in the United States and in other countries may, in the future, adopt laws, regulations or guidance, or take other actions that could severely impact the permissibility of digital assets generally and the technology behind them or the means of transacting in or transferring them. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications.

Colocation Agreement

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into a colocation and hosting services agreement with an independent data center provider for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. These arrangements do not convey to the Company the right to control the use of any identified physical asset within the data center, and the service provider retains substantive substitution rights of the assets at all times. Accordingly, consistent with the guidance in ASC 842, the Company has concluded that the arrangement represents a service contract and does not contain a lease, as the Company does not obtain control of an identified asset during the contract term.

The colocation and hosting contracts generally include variable charges based on power consumption and other usage-based elements. Under ASC 842, the Company recognizes expense for such service arrangements as incurred, and no right-of-use (“ROU”) asset or lease liability is recorded on the consolidated balance sheet because the contract is outside the scope of lease accounting.

For the year ended December 31, 2025, the Company incurred $3,353,355 in colocation and hosting-related service expenses, which are included within cost of revenues in the accompanying consolidated statements of operations.

Note 9 – Stock Options

Thumzup’s stockholders approved Thumzup’s 2024 Equity Incentive Plan in May 2024, amending it in July 2024 to increase the number of shares reserved for issuance thereunder to 2,000,000, and approved Thumzup’s 2025 Equity Incentive Plan in April 2025 with an additional 2,000,000 shares reserved for issuance thereunder. In December 2025, the Company’s stockholders approved the 2025 Omnibus Equity Incentive Plan. The number of shares reserved for issuance under the plan are 7,000,000. The equity plans approved by the stockholder are collectively referred to as the “Plans”.

The Plans provide for the grant of incentive stock options to Thumzup’s employees, including officers, consultants and directors, and its subsidiaries’ employees, including officers, consultants and directors and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation. The Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plans.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of the options.

As of December 31, 2025, the Company had 5,187,575 shares of common stock available for future issuance under the Plans.

A summary of the stock option activity for the year ended December 31, 2025, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 13, 2025	-	$-	-	$-
Options assumed in reverse recapitalization	1,256,750	$5.07	8.88	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Forfeited	(83,292)	5.06	8.88	$-
Cancelled/Exchanged	-	-	-	$-
Outstanding at December 31, 2025	1,173,458	$5.07	8.88	$-
Exercisable at December 31, 2025	701,891	$5.06	8.89	$-

A summary of the stock options outstanding at December 31, 2025, is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$5.00	979,708	8.87	657,219
5.47	133,750	8.84	28,750
5.42	60,000	9.76	60,000
	1,173,458	8.89	745,969

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $5.00 as of December 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the year ended December 31, 2025 was $1,560,492. Unrecognized compensation expense was $1,455,508 as of December 31, 2025.

On December 22, 2025, 1,612,425 RSUs were granted to directors of the Company. The RSUs will vest 33% annually starting June 1, 2026.

The Company determined the fair value of all the RSUs issued during the year ended December 31, 2025 to be $22,411,593 based on the price of the most recent sale of common stock prior to each grant date for those RSU’s granted prior to the Listing Date, or the quoted market value on the date of issuance of the RSU’s granted after the Listing Date. As of December 31, 2025, there was unamortized stock-based compensation of approximately $5,400,282 which the Company expects to recognize over approximately 2.5 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units Issued	RSUs Granted	Weighted-Average Exercise Price
Restricted Stock Units at January 13, 2025	-	-
Units assumed in reverse recapitalization	1,639,361	$10.35
Granted	1,612,425	$3.38
Cancelled	-	-
Forfeited	-	-
Restricted stock units at December 31, 2025	3,251,786

Vesting Activity of Restricted Stock Units	RSUs	Weighted-Average Exercise Price
Unvested at January 13, 2025	-	-
Unvested assumed in reverse recapitalization	35,425	$14.17
Granted	1,612,425	$3.38
Cancelled	-	-
Vested	-	-
Unvested at December 31, 2025	1,647,850

Note 10 – Warrants

On July 3, 2025, Thumzup issued 65,000 warrants with a $6.00 exercise price with a fair value of $559,793 to its financial advisor. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.16% (3) risk-free interest rate of 3.94%, and (4) expected life of 5 years.

On July 16, 2025, Thumzup issued 10,688 warrants with a $6.25 exercise price with a fair value of $62,260 to its financial advisor for the exercise of its over-allotment option. The Company estimated the fair value of the warrants as of the date of the financing, October 28, 2024, using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.62%, (3) risk-free interest rate of 4.11%, and (4) expected life of 5 years.

On August 12, 2025, Thumzup issued 350,000 warrants with a $10.00 exercise price with a fair value of $3,240,946 to its financial advisor. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 145.61% (3) risk-free interest rate of 3.83%, and (4) expected life of 5 years.

A summary of the warrant activity for the year ended December 31, 2025, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 13, 2025	-	$-	-	$-
Warrants assumed from reverse recapitalization	455,888	$9.09	4.53	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Exchanged	-	-	-	-
Outstanding at December 31, 2025	455,888	$9.09	4.53	$-
Exercisable at December 31, 2025	105,888	$6.097	4.25	$-

A summary of the warrants outstanding at December 31, 2025, is as follows:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Warrants Exercisable
$6.00	65,000	4.51	65,000
6.25	40,888	3.83	40,888
10.00	350,000	4.62	-
	455,888	4.53	105,888

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $5.00 as of December 31, 2025, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

Note 11- Secured Promissory Notes

In February 2025, the Company entered into a Secured Promissory note for a principal sum of $2,150,000, bearing interest of 10% and matured on August 21, 2025 As of December 31, 2025, the note was repaid in full.

In March 2025, the Company entered into a Secured Promissory note for a principal sum of $2,000,000, bearing interest of 10% and matured on April 26, 2025 As of December 31, 2025, the note was repaid in full.

In June 2025, the Company entered into a Secured Promissory note with a Fund for a principal sum of $1,900,000 less an original issue discount amount of $150,000. The original issue discount is amortized to maturity date by utilizing the effective interest method. The note originally matured December 24, 2025, however, if the Company closes on a financing with an institutional lender for an amount of net loan proceeds in excess of the total principal amount, ordinary interest, and late interest then outstanding; or a sale of all or substantially all the assets of the Company, then the Maturity Date shall accelerate to the date of such closing. Based on completion on the transaction as of December 15, 2025, the note became due as was paid in full.

In September 2025, the Company entered into a Secured Promissory note for a principal sum of $2,500,000. The note originally matured on September 24, 2026, however, if the Company consummates the planned merger through the purchase agreement between the Company and Thumzup Media Corporation the Maturity Date shall accelerate to the date of such closing. Based on completion on the transaction as of December 15, 2025, the note became due as was paid in full

Note 12- Segment Information

The Company applies the provisions of ASC 280, Segment Reporting, which requires public entities to disclose information about operating segments based on the internal reports that are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance.

The CODM, who is the Company’s Chief Executive Officer, evaluates the business and makes operating decisions using a consolidated set of financial information. Management has determined that the Company operates as one operating segment, as the Company’s operations are organized and managed as a single business component with:

One set of economic activities—the development, deployment, and operation of digital asset mining infrastructure; A single management team making decisions about resource allocation across all activities; and revenue focus on the production, validation, and sale of digital assets; and a centralized cost structure, including equipment procurement, colocation arrangements, power usage, maintenance, and operational oversight.

Based on this analysis, management has concluded that the Company has one reportable segment, referred to as the “Digital Asset Mining Business.” This segment is primarily engaged in mining Dogecoin and other Litecoin-network digital assets, utilizing specialized hardware and third-party colocation facilities.

Because the Company has only one reportable segment, separate segment information (such as disaggregated revenues, profit or loss measures, or segment assets) is not presented, as such information is identical to the information presented in the Company’s consolidated financial statements. Because substantially all operations and assets are located in a single geographic area, no additional geographic disaggregation is presented.

Note 13 – Income Taxes

Effective July 25, 2025, the Company converted from a limited liability company (LLC) to a C Corporation as a result of the asset purchase agreement between the Company and US Data and Energy, LLC . Prior to the conversion, the Company was treated as a pass-through entity for federal and state income tax purposes, and accordingly, no provision for income taxes was recorded at the entity level for the period from January 1, 2025 through June 30, 2025. Income during this period was taxable directly to the members.

Following the conversion, the Company became subject to federal and applicable state corporate income taxes. As a result, the Company has recorded a provision for income taxes for the period from June 30, 2025 through December 31., 2025 in accordance with ASC 740, Income Taxes. The provision includes both current and deferred income tax expense.

Deferred tax assets and liabilities were established as of the conversion date based on temporary differences between the book and tax bases of assets and liabilities. The Company also evaluated the realizability of its deferred tax assets and recorded a valuation allowance where it was determined that it is more likely than not that certain deferred tax assets will not be realized.

As of December 31, 2025, the Company has approximately $737,000 in gross deferred tax assets resulting from net operating loss carry-forwards of $3,509,000, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

Note 14 – Related Party Transactions

Westside Strategic Partners, LLC

Westside Strategic Partners, LLC (“Westside”) is owned and controlled by Robert Haag, a former member of the Company’s Board of Directors who resigned effective October 4, 2025.

During the year ended December 31, 2025, Westside received 2,580 shares of Series A Preferred Stock, respectively, as dividends due under the Series A Preferred Certificate of Designation. Of the 2,580 shares earned during the year ended December 31, 2025, approximately 664 shares attributable to the December 15, 2025 quarterly dividend had been declared and were due and payable as of December 31, 2025, but were not issued until January 2026 due to administrative processing delays.

During the year ended December 31, 2025, Westside received 337 shares of common stock as dividends due under the Series B Preferred Certificate of Designation.

IRTH Communications, LLC

IRTH Communications, LLC (“IRTH”) is owned and controlled by Robert Haag. On November 20, 2025, the Company entered into a Services Agreement with IRTH pursuant to which IRTH provides investor relations, public relations, financial communications and strategic consulting services. The agreement had an initial term of three months with automatic renewal and provided for a non-refundable monthly fee of $30,000, payable quarterly in advance.

During the year ended December 31, 2025, the Company paid IRTH an aggregate of $105,000, consisting of $90,000 under the quarterly fixed fee and $15,000 for an investor outreach program.

Joanna Massey

Joanna Massey served as a member of the Company’s Board of Directors until her resignation effective December 15, 2025. On March 20, 2024, Ms. Massey acquired 800 shares of the Company’s Series B Preferred Stock at $50 per share for a subscription of $40,000. During the year ended December 31, 2025, Ms. Massey received 127 shares of Series A Preferred Stock, as dividends due under the Series A Preferred Certificate of Designation. Of the 127 shares earned during the year ended December 31, 2025, approximately 33 shares attributable to the December 15, 2025 quarterly dividend had been declared but were not issued until January 2026. During the years ended December 31, 2025, Ms. Massey received 270 shares of common stock, as dividends due under the Series B Preferred Certificate of Designation.

Isaac Dietrich

Isaac Dietrich served as the Company’s Chief Financial Officer and as a member of the Board of Directors until his resignation from both positions effective December 15, 2025, in connection with the Merger. During the years ended December 31, 2025, Mr. Dietrich received 63 shares of Series A Preferred Stock, respectively, as dividends due under the Series A Preferred Certificate of Designation. Of the 63 shares earned during the year ended December 31, 2025, approximately 16 shares attributable to the December 15, 2025 quarterly dividend had been declared but were not issued until January 2026.

Note 15 – Subsequent Events

Issuance of December 15, 2025 Series A Preferred Dividends

In January 2026, the Company issued an aggregate of approximately 3,079 shares of Series A Preferred Stock in satisfaction of the December 15, 2025 quarterly dividend that had been declared but had not yet been issued due to administrative processing delays. The shares were issued to holders of record as of December 15, 2025, including approximately 664 shares to Westside Strategic Partners, LLC, 33 shares to Joanna Massey, and 16 shares to Isaac Dietrich, each of whom is a related party (see Note 14).

Amendment to IRTH Communications Services Agreement

On February 20, 2026, the Company and IRTH Communications, LLC (“IRTH”) entered into Amendment No. 1 to the Services Agreement dated November 20, 2025, pursuant to which: (i) the Company, as successor-in-interest to Thumzup Media Corporation, formally assumed all rights and obligations under the original agreement; (ii) the term was extended for a fixed period of six months expiring August 20, 2026, with no automatic renewal; (iii) the monthly cash fee was reduced from $30,000 to $15,000, payable monthly in advance; and (iv) the Company granted IRTH 60,000 fully vested stock options with an exercise price of $2.00 per share under the Company’s 2025 Omnibus Equity Incentive Plan. The equity grant was ratified by the Compensation Committee on February 20, 2026. IRTH is owned and controlled by Robert Haag, a former director of the Company (see Note 14).

March 16, 2026 Series A Preferred Dividends

On March 16, 2026, the Company declared and issued an aggregate of approximately 3,139 shares of Series A Preferred Stock as quarterly dividends due under the Series A Preferred Certificate of Designation, including approximately 677 shares to Westside Strategic Partners, LLC, 33 shares to Joanna Massey, and 17 shares to Isaac Dietrich.

Public Offering

On March 26, 2026, we entered into a placement agency with Dominari Securities LLC, pursuant to which we sold directly to investors, in a best efforts offering, an aggregate of (i) 4,510,000 shares of common stock at $2.00 per share and (ii) pre-funded warrants to purchase up to an aggregate of 5,575,000 shares of common stock at $1.99 per pre-funded warrant. The securities were offered and sold by us pursuant to our effective registration statement on Form S-3 (File No. 333-286951). The closing of the offering occurred on March 31, 2026 and the gross proceeds from the offering were approximately $20.2 million, before deducting placement agent fees and expenses and estimated offering expenses payable by us. We intend to use the net proceeds received from the offering for working capital and general corporate purposes.

