Form 10-Q
period 2026-03-31
Datacentrex, Inc.
filed 2026-05-14
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-42388

Datacentrex, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-3651036
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

470 W 200 N STE 18
Salt Lake City, UT	84103
(Address of principal executive offices)	(Zip Code)

(800) 403-6150
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	DTCX	The Nasdaq Stock Market LLC

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

As of May 14, 2026, there were 38,873,626 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE ON Forward-Looking Statements

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	our ability to successfully achieve our strategic initiatives, including our expectation that we will be able to secure additional miners;

●	potential adverse reactions or changes to business relationships resulting from the completion of the merger (the “Merger”) with Dogehash Technologies Inc.;

●	our inability to successfully operate as a combined business from the Merger;

●	possible failure for us to realize certain anticipated benefits of the Merger, including with respect to future financial operating results;

●	competition in our markets;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	regulatory investigations of, or actions commenced against, us or other companies in our industry;

●	our investment strategy, including digital asset market volatility, cybersecurity and custody of assets, potential changes in laws or accounting standards relating to digital assets and regulatory developments affecting digital assets;

●	volatility of our stock price;

●	the effect of any cybersecurity incident; and

●	general economic conditions.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATACENTREX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$42,474,352	$38,919,486
Digital assets, at fair value	5,365,365	4,430,202
Other receivable	11,179,913	-
Prepaid expenses	715,443	468,817
Total current assets	$59,735,073	$43,818,505

Equipment, net	15,283,076	18,537,452
Capitalized software costs, net	171,219	264,193
Deposits for equipment	3,600,100	3,600,100
Other assets	621,660	621,660
Total assets	$79,411,128	$66,841,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$259,817	$594,658
Total current liabilities	259,817	594,658

Stockholders’ equity:

Preferred stock - Series A, $0.001 par value, $45.00 stated value, 1,000,000 shares authorized; 164,638 and 158,420 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	164	158
Preferred stock - Series D, $0.001 par value, $4.34 stated value, 16,240 shares authorized; 16,239.812 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	16

Common stock, $0.001 par value, 250,000,000 shares authorized; 34,885,530 and 30,375,530 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	34,885	30,375
Treasury stock, at cost – 59,191 shares	(274,231)	(274,231)
Additional paid in capital	94,045,069	74,993,819
Accumulated deficit	(14,654,592)	(8,502,885)
Total stockholders’ equity	79,151,311	66,247,252

Total liabilities and stockholders’ equity	$79,411,128	$66,841,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$2,179,208	$159,625

Cost of revenue	1,666,328	75,970

Gross profit	512,880	83,655

Operating Expenses:
General and administrative expenses	1,087,209	201,871
Depreciation and amortization	3,287,259	189,480
Stock based compensation	1,156,066	-
Total Operating Expenses	5,530,534	391,351

Loss From Operations	(5,017,654)	(307,696)

Other Income (Expense):
Net realized and unrealized losses, digital assets	(1,212,173)	(899)
Other income	6,467	-
Interest income, net	71,653	-
Total Other Income (Expense)	(1,134,053)	(899)

Net Loss Before Income Taxes	(6,151,707)	(308,595)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(6,151,707)	(308,595)

Net Loss Per Common Share:
Basic	$(0.20)	$-
Diluted	$(0.20)	$-

Weighted Average Common Shares Outstanding:
Basic	30,425,641	-
Diluted	30,425,641	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Preferred stock				Class A-1		Class A-2
	Series A		Series D		Units		Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Members’ Equity
BALANCE — December 31, 2025	158,420	$158	16,240	$16					30,375,530	$30,375	(274,231)	$74,993,819	$(8,502,885)	$66,247,252
Stock based compensation												1,156,066		1,156,066
Preferred Series A issued for dividends	6,218	6										(6)
Issuance of common stock issued for public offering, net of issuance cost									4,510,000	4,510		6,745,190		6,749,700
Issuance of prefunded warrants												11,150,000		11,150,000
Net loss			-	-					-	-		-	(6,151,707)	(6,151,707)

BALANCE — March 31, 2026	164,638	164	16,240	16	-		-	-	34,885,530	$34,885	$(274,231)	$94,045,069	$(14,654,592)	$79,151,311

FOR THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Preferred stock						Class A-2
	Series A		Series D		Class A-1 Units		Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Members’ Equity
BALANCE — January 13, 2025			-	$-					-	$-		$-	$-	$-

Issuance of Class A-1 Units					11,215,625	17,945,000								17,945,000
Net loss			-	-					-	-		-	(308,595)	(308,595)

BALANCE — March 31, 2025					11,215,625	17,945,000	-	-			$	$	$(308,595)	$17,636,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(6,151,707)	$(308,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,287,259	189,480
Stock based compensation	1,156,066	-
Digital asset mining revenue	(2,179,208)	(159,625)
Net unrealized and realized loss on digital assets	1,212,173	899
Impairment of capitalized software	60,092	-
Changes in operating assets and liabilities:
Prepaid expense	(246,627)	(311,551)
Other assets	-	(686,893)
Other receivables	(29,913)	-
Accounts payable and accrued expenses	(334,841)	25,712
Net cash used in operating activities	(3,226,706)	(1,250,573)

Cash flows from investing activities:
Purchase of equipment	-	(17,290,001)
Payments for deposits on equipment	-	(3,429,761)
Proceeds from sale of digital assets	31,872	68,367
Net cash provided by (used in) investing activities	31,872	(20,651,395)

Cash flows from financing activities:
Proceeds from public offering, net of issuance cost	6,749,700	-
Proceeds long term debt, net of discount	-	4,150,000
Proceeds from issuance of Class A-1 Units	-	17,945,000
Net cash provided by financing activities	6,749,700	22,095,000

Net increase in cash	3,554,866	193,032

Cash, beginning of period	38,919,486	-

Cash, end of period	$42,474,352	$193,032

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$25,712
Cash paid for taxes	$-	$-
Supplemental disclosures of non-cash financing activities:
Preferred Series A shares issued for dividends	$6	$-
Issuance of prefunded warrants	$11,150,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Datacentrex, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Note 1 - Business Organization and Nature of Operations

Datacentrex (“DTCX” or the “Company”), formerly Thumzup Media Corporation (“Thumzup” or “TZUP”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located Salt Lake City, Utah. In December 2025, The Company completed a merger with Dogehash Technologies Inc (“Dogehash”) which was accounted for a reverse recapitalization. Thumzup’s primary business is software as a service provider dedicated to connecting businesses with consumers and allowing the business to incentivize consumers to post about their experience on social media through a proprietary mobile app. Dogehash is a digital asset mining company focused on mining Dogecoin (“DOGE”) and Litecoin (“LTC”). The Company was incorporated in the state of Nevada in April 2025. The Company acquired, through an asset purchase agreement effective July 25, 2025, US Data and Energy, LLC who commenced operations in January 2025 and is the historical operating entity included in these financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Datacentrex, Inc. and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s annual report Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. The Company’s financial statements have been prepared on a consolidated basis and as of March 31, 2026, and December 31, 2025, and for the three months ended March 31, 2026 and 2025 include the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2026, and December 31, 2025, the Company’s cash and cash equivalents consisted of $42,474,352 and $38,919,486, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2026, and December 31, 2025, the uninsured balances amounted to $42,224,048 and $37,914,117, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit. The Company has not experienced any such losses.

Digital Assets

The Company holds digital assets classified as indefinite-lived intangible assets in accordance with Accounting Standard Update (“ASU”) 2023-08, “Accounting for and Disclosure of Crypto Assets.” These crypto assets are measured at fair value on a recurring basis. As part of its scope assessment, the Company evaluated all digital assets held during the three months ended March 31, 2026, and the year ended December 31, 2025, respectively, to determine whether they meet the criteria for recognition under ASU 2023-08. Based on this assessment, the Company concluded that its holdings of Bitcoin, Dogecoin and other Litecoins are in-scope digital assets. These assets are actively traded, held in custodial arrangements with enforceable rights, and used in operations or treasury activities. Further, the Company noted there are no digital assets that are not actively used, lack enforceable ownership rights, or are immaterial in value as of March 31, 2026 and December 31, 2025, respectively.

The Company determines the fair value of its in-scope digital assets using the market approach, primarily based on observable market prices in active exchanges. The valuation process considers relevant inputs such as exchange prices of similar digital assets, liquidity, and market depth. The fair value measurements are classified within Level 1 of the fair value hierarchy, as the inputs are quoted prices in active markets for identical assets. As of March 31, 2026 and December 31, 2025, the Company’s digital assets are recorded at a fair value of $5,365,365 and $4,430,202. During the three months ended March 31, 2026 and 2025, the Company recognized a net unrealized and realized loss of $1,212,173 and $899, respectively, in the condensed consolidated statements of operations and related to changes in fair value of digital assets. The Company continuously evaluates the fair value of its digital assets, considering market conditions and other factors that may impact valuation. There were no significant changes in the valuation techniques or inputs used during the reporting period.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2026 the Company recognized $60,092 of impairment associated with its capitalized software.

Prepaid Expenses and Other Assets

As of March 31, 2026 and December 31, 2025, the Company had $715,443 and $468,817, respectively, of prepaid expenses which primarily consisted of premiums on insurance policies and prepaid power charges associated with its locations. As of March 31, 2026 and December 31, 2025, the Company had $621,660 of other assets which primarily consisted of hosting deposits for its colocation locations. See Note 7 for further details on the Company’s colocation arrangements.

Equipment

Equipment, which consists of mining and computer equipment, is recorded at cost and depreciated using the straight-line method over the estimated useful lives. Ordinary repair and maintenance costs are included in general and administrative expenses on our statement of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the condensed consolidated statements of operations in gains from sales of property and equipment, net. The estimated useful life for mining equipment and computer equipment is two and three years, respectively. The Company evaluates the appropriateness of remaining depreciable lives assigned to computer equipment at the end of each fiscal year.

Capitalized Software Costs

The Company capitalizes certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our condensed consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires the Company to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. As of March 31, 2026, the Company determined impairment totaling $60,092 of its capitalized software costs was warranted.

Revenue Recognition

The Company engages in digital asset mining utilizing the Scrypt hashing algorithm which falls outside of ASC 606, Revenue from Contracts with Customers.

The Company engages in the mining of digital assets, primarily utilizing the Scrypt hashing algorithm, such as Litecoin (LTC) and Dogecoin (DOGE). Scrypt is a cryptographic proof-of-work algorithm designed to be computationally and memory intensive, offering an alternative to the SHA-256 algorithm used in traditional Bitcoin mining.

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

Under Scrypt mining, there is no contract with a customer as the mining rewards are granted by the decentralized blockchain protocol and not a party entering into a contractual agreement. Therefore, Revenue is recognized when control of the mined digital assets is obtained and transferred to a digital wallet, measured at the fair market value of the assets at the time of receipt. Fair value is based on a principal or most advantageous market, using observable market prices from reputable exchanges.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct production costs related to mining operations, including electricity costs, and other relevant costs paid to our hosting facilities in accordance with the colocation agreement.

Sales and Marketing

Sales and marketing expenses primarily include costs related to advertising and marketing programs. Sales and marketing costs are expensed as incurred and totaled $2,157 and $1,424 for three months ended March 31, 2026, and 2025, respectively, and are included in general and administrative expenses on the condensed consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement carrying amount. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development tax credit carry forwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies.

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

As of March 31, 2026 and December 31, 2025, the Company had $274,231 in treasury stock, respectively.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2026 and December 31, 2025, 180,878 and 174,630 shares were issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. At March 31, 2026 and December 31, 2025, 34,885,530 and 30,375,530 shares were issued and outstanding, respectively.

Member Units

During the three months ending March 31, 2025, the Company issued 11,215,625 Class A -1 units for cash proceeds of $17,945,000. There were no Member units outstanding as of March 31, 2026.

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

The computation of basic and diluted loss per share, for the three months ended March 31, 2026 and 2025, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2026	2025
Common shares issuable upon exercise of options	1,213,458	-
Common shares issuable upon exercise of warrants	455,888	-
Common shares issuable upon conversion of preferred stock	20,024,975	-
Total potentially dilutive shares	21,694,321	-

Recent Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning December 15, 2026, and for interim periods beginning December 15, 2027, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Digital Assets

The following table presents the Company’s significant digital assets holdings as of March 31, 2026:

	Quantity	Cost Basis	Fair Value
Dogecoin	21,691,484	$2,786,002	$2,000,611
Bitcoin	46	3,861,519	3,136,143
Litecoins	3395	267,601	182,991
Other	25,195,554	45,702	45,620
Total		$6,960,824	$5,365,365

The following table presents the Company’s significant digital assets holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
Dogecoin	20,974,425	$4,217,383	$2,460,255
Bitcoin	19.11	2,001,246	1,671,955
Litecoins	3,198	279,023	245,508
Other	191,738,575	56,973	52,484
Total		$6,554,625	$4,430,202

The following table summarizes the Company’s digital asset activity for the three months indicated:

Three Months Ended March 31
2026
Digital assets, December 31, 2025	$4,430,202
Digital asset mining revenue
Dogecoin	98,194
Bitcoin	2,064,897
Litecoins	15,930
Other litecoins	187
Digital asset sales	(31,872)
Net unrealized and realized loss, digital assets	(1,212,173)
Digital assets, March 31, 2026	$5,365,365

The following table presents a roll-forward of Bitcoin (“BTC”) for the three months ended March 31, 2026, based on the fair value model under ASU 2023-08:

Fair Value
BTC as of December 31, 2025	$1,671,955
Receipt of BTC from mining services	2,064,897
Proceeds from sale of BTC	(14,964)
Change in fair value of BTC	(585,745)
BTC as of March 31, 2026	$3,136,143

The following table presents a roll-forward of Dogecoin for the year ended December 31, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Dogecoin as of December 31, 2025	$2,460,255
Receipt of Dogecoin from mining services	98,194
Proceeds from sale of Dogecoin	(15,750)
Change in fair value of Dogecoin	(542,058)
Dogecoin as of March 31, 2026	$2,000,611

Note 4 – Deposits on Equipment

The deposits for equipment represented advance payments for purchases of miner, high performance computing equipment and other equipment used in digital asset mining activity at the Colocation site. The Company initially recognizes deposits for equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for mining equipment to mining equipment when control is transferred to and obtained by the Company. At March 31, 2026 and December 31, 2025, the Company had deposits and advance payments of approximately $3,600,100, respectively, for mining equipment.

Note 5 – Equipment

As of March 31, 2026 and December 31, 2025, equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Mining equipment	$26,020,439	$26,020,439
Computer equipment	28,295	28,295
Total	26,048,734	26,048,734
Less: accumulated depreciation	(10,765,658)	(7,511,282)
Equipment, net	$15,283,076	$18,537,452

Depreciation expense for the three months ended March 31, 2026 and 2025 totaled $3,254,376 and $189,480, respectively, and is included in operating expenses on the condensed consolidated statement of operations.

Note 6 – Capitalized Software

As of March 31, 2026 and December 31, 2025, capitalized software consisted of the following:

	March 31,	December 31,
	2026	2025
Capitalized software cost	$397,739	$457,830
Less: accumulated amortization	(226,520)	(193,637)
Capitalized software, net	$171,219	$264,193

Amortization expense for the three months ended March 31, 2026 and 2025 totaled $32,883 and $0, respectively, and is included in operating expenses on the condensed consolidated statement of operations.

Note 7 – Contingencies

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

The colocation and hosting contracts generally include variable charges based on power consumption and other usage-based elements. Under ASC 842, the Company recognizes expense for such service arrangements as incurred, and no right-of-use (“ROU”) asset or lease liability is recorded on the condensed consolidated balance sheet because the contract is outside the scope of lease accounting.

For the three months ended March 31, 2026, and 2025, the Company incurred $1,666,328 and $75,970, respectively, in colocation and hosting-related service expenses, which are included within cost of revenues in the accompanying condensed consolidated statements of operations.

Note 8 – Stock Awards

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

As of March 31, 2026, the Company had 5,187,575 shares of common stock available for future issuance under the Plans.

A summary of the stock option activity for the three months ended March 31, 2026, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,173,458	$5.07	8.89	$-
Granted	60,000	2.00	9.90	$9,000
Exercised	-	-	-	$-
Forfeited	(20,000)	5.00	8.80	$-
Cancelled/Exchanged	-	-	-	$-
Outstanding at March 31, 2026	1,213,458	$4.92	8.70	$9,000
Exercisable at March 31, 2026	947,833	$4.90	8.73	$9,000

A summary of the stock options outstanding at March 31, 2026, is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$5.00	959,708	8.59	694,083
5.47	133,750	8.59	133,750
5.42	60,000	9.51	60,000
2.00	60,000	9.90	60,000
	1,213,458	8.73	947,833

The aggregate intrinsic value of outstanding stock options was $9,000, based on options with an exercise price less than the Company’s stock price of $2.15 as of March 31, 2026, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2026 was $242,749. Unrecognized compensation expense was $1,273,418 as of March 31, 2026.

In January 2026, 100,000 RSUs were granted to advisors to the Company. The RSUs will vest 50% immediately and 50% in July 2026.

In March 2026, 100,000 RSUs were granted to advisors to the Company. The RSUs vest immediately.

The Company determined the fair value of all the RSUs issued during the three months ended March 31, 2026 to be $373,750 based on the price of the most recent sale of common stock prior to each grant date for those RSU’s granted prior to the Listing Date, or the quoted market value on the date of issuance of the RSU’s granted after the Listing Date. As of March 31, 2026, there was unamortized stock-based compensation of approximately $4,860,715 which the Company expects to recognize over approximately 2.25 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units Issued	RSUs Granted	Weighted-Average Exercise Price
Restricted Stock Units at December 31, 2025	3,251,789	-
Granted	200,000	$1.87
Cancelled	-	-
Forfeited	-	-
Restricted stock units at March 31, 2026	3,451,789

Vesting Activity of Restricted Stock Units	RSUs	Weighted-Average Exercise Price
Unvested at December 31, 2025	1,647,850	-
Granted	200,000	$1.87
Cancelled	-	-
Vested	(150,000)	$1.95
Unvested at March 31, 2026	1,697,850

Note 9 – Warrants

A summary of the warrant activity for the three months ended March 31, 2026, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	455,888	$9.09	4.53	$-
Granted	5,575,000	0.01	-	$11,930,500
Exercised	-	-	-	-
Cancelled/Exchanged	-	-	-	-
Outstanding at March 31, 2026	6,030,888	$0.70	.32	$11,930,500
Exercisable at March 31, 2026	6,030,888	$0.70	.32	$11,930,500

A summary of the warrants outstanding at March 31, 2026, is as follows:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Warrants Exercisable
$2.00	5,575,000	-	5,575,000
6.00	65,000	4.26	65,000
6.25	40,888	3.59	40,888
10.00	350,000	4.37	350,000
	6,030,888	0.32	6,030,888

The aggregate intrinsic value of outstanding stock warrants was $11,930,500, based on warrants with an exercise price less than the Company’s stock price of $2.15 as of March 31, 2026, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

Note 10- Secured Promissory Notes

In February 2025, the Company entered into a Secured Promissory note for a principal sum of $2,150,000, bearing interest of 10% and matured on August 21, 2025. As of December 31, 2025, the note was repaid in full.

In March 2025, the Company entered into a Secured Promissory note for a principal sum of $2,000,000, bearing interest of 10% and matured on April 26, 2025. As of December 31, 2025, the note was repaid in full.

Note 11 – Stockholder’s Equity

Public Offering

On March 26, 2026, the Company entered into a placement agency with Dominari Securities LLC, pursuant to which we sold directly to investors, in a best efforts offering, an aggregate of (i) 4,510,000 shares of common stock at $2.00 per share and (ii) pre-funded warrants to purchase up to an aggregate of 5,575,000 shares of common stock at $1.99 per pre-funded warrant. The securities were offered and sold by the Company pursuant to our effective registration statement on Form S-3 (File No. 333-286951). The closing of the offering occurred on March 31, 2026 and the gross proceeds from the offering were approximately $20.2 million, before deducting placement agent fees and expenses and estimated offering expenses totaling $2,270,300. As of March 31, 2026, the Company did not receive the funds associated with the pre-funded warrants. Since the transaction was closed as of March 31, 2026 and the investors had legal enforceable rights to the warrants, a receivable of $11,150,000 was recorded in the condensed consolidated balance sheet. The funds associated with the warrants were received in full as of April 2, 2026.

Issuance of December 15, 2025 Series A Preferred Dividends

In January 2026, the Company issued an aggregate of approximately 3,079 shares of Series A Preferred Stock in satisfaction of the December 15, 2025 quarterly dividend that had been declared but had not yet been issued due to administrative processing delays.

March 16, 2026 Series A Preferred Dividends

On March 16, 2026, the Company declared and issued an aggregate of approximately 3,139 shares of Series A Preferred Stock as quarterly dividends due under the Series A Preferred Certificate of Designation.

Second Amended and Restated Certificate of Designation – Series A Preferred Convertible Voting Stock

On March 27, 2026, the Company filed with the Secretary of State of the State of Nevada the Second Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Preferred Convertible Voting Stock (the “Second A&R COD”), which had been approved by the Board of Directors and the holders of the Series A Preferred Convertible Voting Stock. The Second A&R COD continues to authorize 1,000,000 shares of Series A Preferred Convertible Voting Stock, par value $0.001 per share, with a stated value of $45.00 per share.

Holders of Series A Preferred Convertible Voting Stock are entitled to non-cumulative quarterly dividends, when, as and if declared by the Board of Directors out of funds lawfully available, in an amount equal to $0.875 per share per quarter ($3.50 per share on an annualized basis), payable on each of March 15, June 15, September 15 and December 15. Dividends may be paid in cash or, at the Company’s election, in additional shares of Series A Preferred Convertible Voting Stock valued at the $45.00 per share Purchase Price; provided that, if the closing price of the Common Stock on the trading day prior to the applicable payment date is below the Reference Rate (as defined below) then in effect, dividend shares will be valued at the Purchase Price multiplied by VWAP divided by the Reference Rate.

Each share of Series A Preferred Convertible Voting Stock is convertible at the option of the holder into 23 shares of Common Stock at a reference rate of $2.00 per share of Common Stock (the “Reference Rate”), subject to adjustment for stock splits, stock dividends, business combinations and similar recapitalizations and to the anti-dilution provisions described below. Conversions are subject to a 4.99% beneficial ownership limitation, which may be waived by the holder upon 61 days’ advance notice, and a 9.99% beneficial ownership limitation that may not be waived.

In the event the Company issues additional securities at a per-share purchase price less than the then-effective Reference Rate (a “Dilutive Financing”), the Conversion Rate is adjusted by (i) multiplying the lowest per-share price paid in the Dilutive Financing by 0.8 to derive the Discount Rate, (ii) dividing the Reference Rate by the Discount Rate to derive the Adjustment Factor and (iii) multiplying the then-effective Conversion Rate by the Adjustment Factor; the Reference Rate is then reset to equal the Discount Rate. The anti-dilution provisions are inoperable when all of the following conditions are met: (a) the Company has closed on an offering of at least $5 million, net of fees, at a minimum of $5.00 per share; (b) the Securities and Exchange Commission has declared effective a registration statement registering for resale the Common Stock issuable upon conversion of the Series A Preferred Convertible Voting Stock; (c) the Common Stock is listed on the NYSE or NASDAQ; and (d) the Common Stock has had a closing price of $6.00 or more for 20 consecutive Trading Days. The anti-dilution provisions do not apply to issuances of securities upon conversion of the Series A Preferred Convertible Voting Stock or as dividends thereon, conversion of preexisting convertible securities, or stock splits, stock dividends, or other subdivisions of Common Stock.

The Series A Preferred Convertible Voting Stock votes together with the Common Stock on an as-converted basis, with each holder limited to a maximum of 9.99% of the total votes entitled to be cast, except as required by law. Upon a liquidation, dissolution or winding up of the Company, holders of Series A Preferred Convertible Voting Stock are entitled to receive, prior to any distribution to holders of Common Stock or other junior securities, an amount in cash equal to $45.00 per share plus any accrued and declared but unpaid dividends, and thereafter participate pari passu with the holders of Common Stock on an as-converted basis.

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

Because the Company has only one reportable segment, separate segment information (such as disaggregated revenues, profit or loss measures, or segment assets) is not presented, as such information is identical to the information presented in the Company’s condensed consolidated financial statements. Because substantially all operations and assets are located in a single geographic area, no additional geographic disaggregation is presented.

Note 13 – Income Taxes

The Company did not provide for income taxes for the three months ended March 31, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

Note 14 – Related Party Transactions

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

During the three months ended March 31, 2026, the Company paid IRTH an aggregate of $40,000 consisting of $15,000 under the quarterly fixed fee and $25,000 for an investor outreach program.

Isaac Dietrich

Isaac Dietrich served as the Company’s Chief Financial Officer and as a member of the Board of Directors until his resignation from both positions effective December 15, 2025, in connection with the Merger. In connection with his separation, the Company entered into a Transition and Separation Agreement with Mr. Dietrich dated December 10, 2025 (the “Transition Agreement”), pursuant to which Mr. Dietrich was engaged as an independent contractor to provide transition consulting services through the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Note 15 – Subsequent Events

Receipt of Pre-Funded Warrant Proceeds

On April 2, 2026, the Company received the $11,150,000 of cash proceeds attributable to the exercise of pre-funded warrants issued in connection with the March 2026 confidentially marketed public offering, which was reflected as an other receivable on the condensed consolidated balance sheet at March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with our consolidated financial statements and related notes which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

Overview

Datacentrex, Inc. (“Datacentrex,” the “Company,” “we,” “us,” or “our”) is a digital infrastructure and capital deployment company that owns and operates Scrypt-based proof-of-work (“PoW”) compute assets. On December 15, 2025, the Company consummated the acquisition of Dogehash Technologies, Inc. (“Doge”) through a reverse recapitalization (the “Transaction”), following which the combined company changed its name to Datacentrex, Inc. Doge, the accounting acquirer, had commenced digital asset mining operations prior to the Transaction.

The following discussion reflects the operations of Doge and its successors for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025. The Company began the first quarter of 2025 with an initial deployment of approximately 1,500 Scrypt ASIC miners at a single colocation facility outside of the United States. Over the course of 2025, Doge deployed additional units in domestic colocation sites, relocated the original fleet of approximately 1,500 miners back to the United States and continued to deploy additional rigs. In first quarter of 2026, the Company maintained its operating fleet at 3,094 Scrypt ASIC miners across four domestic colocation facilities, with no material additions or removals. As of March 31, 2026, our total operating fleet consisted of 3,094 Scrypt ASIC miners deployed across four geographically diversified colocation facilities, all located in the United States.

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

We manage a treasury of digital assets and cash intended to preserve capital, maintain liquidity, and enhance long-term value creation. As of March 31, 2026, the Company held over $5.4 million in digital assets, comprising a mix of Bitcoin accumulated through hashrate marketplace settlement and unsold Dogecoin and Litecoin from pool-based mining. Management expects that future treasury concentration will favor Bitcoin over time, consistent with the Company’s hashrate marketplace monetization model in which settlement is typically received in Bitcoin.

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

The Company’s operations are principally operated remotely at various data centers throughout the United States. The Company’s principal address is 470 W 200 N STE 18, Salt Lake City, UT 84103 and its telephone number is (800) 403-6150. The Company’s website address is www.datacentrex.com. The information provided on the Company’s website or connected thereto does not constitute part of, and is not incorporated by reference into, this quarterly report on Form 10-Q.

Recent Developments

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

Waiver and Amendment

On March 26, 2026, we entered into a Waiver and Amendment (the “Waiver and Amendment”) with the holders of the Company’s outstanding Series A Preferred Convertible Voting Stock (the “Series A Preferred Stock”), pursuant to which such holders (i) waived any adjustment to the conversion rate of the Series A Preferred Stock that would have otherwise resulted from the Offering, and (ii) agreed to amend the certificate of designation of the Series A Preferred Stock to change the conversion rate from 15 shares to 23 shares of common stock and the reference rate from $3.00 to $2.00 per share of common stock.

Key Factors that Affect Operating Results

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

First Quarter 2026 Operational Highlights

Key operational highlights for the quarter ended March 31, 2026 include:

Fleet Scaling and Deployment. The Company began the first quarter of 2026 with a total operating fleet of 3,094 Scrypt ASIC miners deployed across four geographically diversified colocation facilities, all located in the United States. The fleet remained stable during the quarter, with no material additions or removals and no changes to colocation arrangements or contracted power capacity.

Hashrate and Power Capacity. As of March 31, 2026, the Company’s fleet of 3,094 operating Scrypt ASIC miners had an average nameplate capacity of approximately 14 GH/s per unit, representing aggregate deployed hashrate of approximately 43.3 TH/s at full uptime. The fleet’s average nameplate power consumption was approximately 3.95 kW per unit, representing approximately 12.5 MW of total deployed power capacity across the Company’s four colocation facilities.

Revenue and Financial Performance. For the quarter ended March 31, 2026, the Company generated revenues of approximately $2.2 million from digital asset mining operations, with cost of revenue of approximately $1.7 million and gross profit of approximately $0.5 million. The Company reported a net loss attributable to common stockholders of approximately $6.2 million, driven primarily by depreciation expense of $3.3 million on mining equipment (amortized over a two-year useful life), stock-based compensation of $1.2 million, and general and administrative expenses associated with operating as a public company. Adjusted EBITDA was approximately $(1.7) million for the period, reflecting the impact of net realized and unrealized losses on digital assets held in treasury during the period.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2026 and March 31, 2025

The following table sets forth certain selected consolidated statements of operations data for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$2,179,208	$159,625

Cost of Revenue	1,666,328	75,970

Gross Profit	512,880	83,655

Operating Expenses	5,530,534	391,351

Loss from Operations	(5,017,654)	(307,696)

Total Other Income (Expense)	(1,134,053)	(899)

Net Loss	$(6,151,707)	$(308,595)

Revenues

The Company generated revenues of $2,179,208 for the three months ended March 31, 2026, as compared to $159,625 for the three months ended March 31, 2025. The Company began initial mining operations in the first quarter of 2025 and continued to expand its deployed units and capacity over the course of the year. The increase in revenues is attributable to growth in our number of deployed units and the transition during 2025 to the hashrate marketplace monetization model under which settlement is typically received in Bitcoin. Cryptocurrency mining revenues are impacted significantly by volatility in coin prices, as well as increases in the Blockchain’s Network Hash Rate resulting from the growth in the overall quantity and quality of rigs utilizing the Scrypt mining algorithm working to solve blocks on the blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the three months ended March 31, 2026.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	144	$12
BTC Nicehash	BTC	27	2,064,897
Dingocoin	DINGO	708,596	10
Dogecoin	DOGE	717,060	98,194
Junkcoin	JKC	349	4
Luckycoin	LKY	1,471	150
Litecoin	LTC	197	15,930
Pepe	PEPE	803,659	5
Shibacoin	SHIC	1,249,627	6
		3,481,130	$2,179,208

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the three months ended March 31, 2025.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	1,523	$323
Dingocoin	DINGO	851,721	42
Dogecoin	DOGE	764,698	139,572
Junkcoin	JKC	2,059	59
Luckycoin	LKY	968	242
Litecoin	LTC	212	19,367
Pepe	PEPE	2,510,617	20
		4,131,798	$159,625

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026 of approximately $1,666,328 consisted primarily of direct production costs of the mining operations, including utilities and fees paid to the Company’s colocation agreement hosts, but excluding depreciation and amortization, which are separately stated. By comparison, cost of revenue for the three months ended March 31, 2025 of approximately $75,970 consisted primarily of direct production costs of the mining operations, including utilities and fees paid to the Company’s colocation agreement hosts. The increase of $1,590,358 reflects the substantial expansion of the Company’s deployed mining fleet and operating activity during 2025.

Operating expenses

For the three months ended March 31, 2026 the Company incurred operating expenses of $5,530,534, consisting of general and administrative expenses of $1,087,209, depreciation and amortization of $3,287,259, and stock-based compensation of $1,156,066. General and administrative expenses primarily reflect legal, accounting, and other professional fees, payroll and outside consultant fees, insurance, and public company compliance costs. Depreciation and amortization expense is primarily attributable to in-service mining equipment, which is amortized over a two-year useful life. Stock-based compensation reflects expense recognized under the Company’s equity incentive plan for eligible employees and directors. For the three months ended March 31, 2025 the Company incurred operating expenses of $391,351, consisting of general and administrative expenses of $201,871, depreciation and amortization of $189,480, and no stock-based compensation. The increase of $5,139,183 in operating expenses period over period is primarily attributable to increases in depreciation expense of $3,097,779 reflecting the substantially larger in-service mining fleet, stock-based compensation of $1,156,066, legal and accounting fees of approximately $297,431, and payroll and outside consultant fees of approximately $419,200.

Net Loss from operations

The Company realized a net loss from operations of $5,017,654 for the three months ended March 31, 2026, as compared to a net loss from operations of $307,696 for the three months ended March 31, 2025, which is attributed to the reasons stated above in the section “Operating Expenses.”

Other income (expense)

For the three months ended March 31, 2026, the Company had $(1,134,053) in other income (expense), net. This included net unrealized and realized loss on digital assets of $(1,212,173), other income of $6,467, and interest income, net, of $71,653. For the three months ended March 31, 2025, the Company had $(899) in other income (expense), net, consisting of net unrealized and realized loss on digital assets.

Net Loss Before Income Taxes

The Company realized a net loss before income taxes of $6,151,707 for the three months ended March 31, 2026, as compared to $308,595 for the three months ended March 31, 2025. Our net losses were due to the reasons stated above in the preceding sections.

Liquidity and capital resources

As of March 31, 2026, the Company had cash and cash equivalents of $42,474,352, stockholders’ equity of $79,151,311, and working capital of $59,475,256.

The Company’s accumulated deficit was $(14,654,592) as of March 31, 2026.

The Company used net cash in operating activities of $3,226,706 for the three months ended March 31, 2026. For the three months ended March 31, 2026, operating cash flows were impacted by depreciation and amortization of $3,287,259, stock-based compensation of $1,156,066, digital asset mining revenue of $(2,179,208), net unrealized and realized loss on digital assets of $1,212,173, impairment of capitalized software of $60,092, increase in prepaid expense of $(246,627), increase in other receivables of $(29,913), and decrease in accounts payable and accrued expenses of $(334,841).

By comparison, the Company used net cash in operating activities of $1,250,573 for the three months ended March 31, 2025. For the three months ended March 31, 2025, operating cash flows were impacted by depreciation and amortization of $189,480, digital asset mining revenue of $(159,625), net unrealized and realized loss on digital assets of $899, increase in prepaid expense of $(311,551), increase in other assets of $(686,893), and increase in accounts payable and accrued expenses of $25,712.

Net cash provided by investing activities for the three months ended March 31, 2026 was $31,872, consisting of proceeds from the sale of digital assets. The Company did not purchase additional mining equipment or pay deposits on equipment to be received during the period.

By comparison, net cash used in investing activities for the three months ended March 31, 2025 was $20,651,395. During the three months ended March 31, 2025, the Company purchased $17,290,001 of mining equipment, paid $3,429,761 in deposits on mining equipment to be received, and received $68,367 in proceeds from sale of digital assets.

Cash provided by financing activities for the three months ended March 31, 2026 was $6,749,700, consisting of net proceeds from the Company’s March 2026 confidentially marketed public offering. The Company did not issue Class A-1 or Class A-2 Units during the three months ended March 31, 2026.

By comparison, cash provided by financing activities for the three months ended March 31, 2025 was $22,095,000, consisting of $4,150,000 of proceeds from long-term debt, net of discount, and $17,945,000 of proceeds from the issuance of Class A-1 Units.

Capital Resources

As of March 31, 2026, we had cash and cash equivalents on hand of $42,474,352. We currently have minimal sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Revenue from Mining Operations

Funding our operations on a go-forward basis will rely significantly on our ability to continue to monetize our deployed Scrypt hashrate, the spot or market price of the digital assets we receive (primarily Bitcoin received as settlement through our hashrate marketplace monetization model, together with protocol-native rewards in Dogecoin, Litecoin and other Scrypt-based assets), and our ability to raise additional funds as equity, debt or convertible securities. Our ability to monetize digital asset rewards at amounts that exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from the sale of our digital assets, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds as equity, debt or conversion of cryptocurrency to maintain our operations is subject to many risks and uncertainties.

Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the three months ended March 31, 2026, the Company incurred approximately $1,666,328 of colocation and hosting-related service expenses, which are included in cost of revenue in the accompanying consolidated statements of operations.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric as of March 31, 2026 and March 31, 2025 are presented in the table below:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net Loss	$(6,151,707)	$(308,595)

Depreciation	3,287,259	189,480

Stock based compensation	1,156,066	-

Adjusted EBITDA	(1,708,382)	(119,155)

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the accounting for digital assets, revenue recognition, useful lives of equipment and the evaluation allowance related to deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. For a summary of significant accounting policies, refer to Note 2 Summary of Significant Accounting Policies in our Notes to consolidated financial statements included elsewhere herein.

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

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not currently aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on our financial condition. For a further discussion of factors that may affect future operating results, see the section entitled “Risk Factors” in our most recent annual report on Form 10-K.

Recently Issued Accounting Pronouncements

Please refer to Note 2 — “Summary of significant accounting policies” for details.

Commitments and Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the three months ended March 31, 2026, the Company incurred approximately $1,666,328 of colocation and hosting-related service expenses, which are included in cost of revenue in the accompanying consolidated statements of operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

As described in our Annual Report on Form 10-K for the year ended December 31, 2025, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item. Please refer to the section titled “Risk Factors” in our most recently-filed annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act or were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series A Preferred Stock, dated March 27, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
10.1	Placement Agency Agreement by and between the Company and Dominari Securities LLC dated March 26, 2026 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	Datacentrex, Inc.

	By:	/s/ Parker Scott
	Name:	Parker Scott
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

