Form 10-Q
period 2026-06-30
Datacentrex, Inc.
filed 2026-08-12
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 40,143,626 shares of the registrant’s common stock outstanding.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATACENTREX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$51,884,089	$38,919,486
Digital assets, at fair value	5,985,071	4,430,202
Other receivable	16,873	-
Prepaid expenses	577,510	468,817
Total current assets	58,463,543	43,818,505

Equipment, net	12,028,842	18,537,452
Capitalized software costs, net	138,127	264,193
Deposits for equipment	3,600,100	3,600,100
Other assets	621,660	621,660
Total assets	$74,852,272	$66,841,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$318,463	$594,658
Total current liabilities	318,463	594,658

Commitments and Contingencies (Note 7)
Stockholders’ equity:

Preferred stock - Series A, $0.001 par value, $45.00 stated value, 1,000,000 shares authorized; 163,767 and 158,420 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	163	158
Preferred stock - Series D, $0.001 par value, $4.34 stated value, 1,000,000 shares authorized; 13,914 and 16,240 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	16

Common stock, $0.001 par value, 250,000,000 shares authorized; 39,643,626 and 30,375,530 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	39,643	30,375
Treasury stock, at cost – 59,191 shares	(274,231)	(274,231)
Additional paid in capital	94,891,169	74,993,819
Accumulated deficit	(20,122,949)	(8,502,885)
Total stockholders’ equity	74,533,809	66,247,252

Total liabilities and stockholders’ equity	$74,852,272	$66,841,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$1,913,779	$1,928,587	$4,092,987	$2,088,212

Cost of revenue	1,708,524	998,062	3,374,852	1,074,032

Gross profit	205,255	930,525	718,135	1,014,180

Operating Expenses:
General and administrative expenses	863,281	193,099	1,950,490	394,970
Depreciation and amortization	3,287,326	2,162,531	6,574,585	2,352,011
Stock based compensation	850,858	-	2,006,924	-
Total Operating Expenses	5,001,465	2,355,630	10,531,999	2,746,981

Loss From Operations	(4,796,210)	(1,425,105)	(9,813,864)	(1,732,801)

Other Income (Expense):
Net realized and unrealized gains (losses), digital assets	(1,269,425)	72,381	(2,481,598)	71,482
Other income	-	-	6,467	-
Interest income (expense), net	597,278	(176,506)	668,931	(176,506)
Total Other Income (Expense)	(672,147)	(104,125)	(1,806,200)	(105,024)

Net Loss Before Income Taxes	(5,468,357)	(1,529,230)	(11,620,064)	(1,837,825)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(5,468,357)	$(1,529,230)	$(11,620,064)	$(1,837,825)

Net Loss Per Common Share:
Basic	$(0.14)	$-	$(0.32)	$-
Diluted	$(0.14)	$-	$(0.32)	-

Weighted Average Common Shares Outstanding:
Basic	39,201,327	-	36,232,290	-
Diluted	39,201,327	-	36,232,290	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

	Preferred stock				Class A-1		Class A-2
	Series A		Series D		Units		Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Members’ Equity
BALANCE — December 31, 2025	158,420	$158	16,240	$16	-	-	-	-	30,375,530	$30,375	(274,231)	$74,993,819	$(8,502,885)	$66,247,252
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	1,156,066	-	1,156,066
Preferred Series A issued for dividends	6,218	6	-	-	-	-	-	-	-	-	-	(6)	-	-
Issuance of common stock issued for public offering, net of issuance cost	-	-	-	-	-	-	-	-	4,510,000	4,510	-	6,745,190	-	6,749,700
Issuance of prefunded warrants	-	-	-	-	-	-	-	-	-	-	-	11,150,000	-	11,150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,151,707)	(6,151,707)

BALANCE — March 31, 2026	164,638	164	16,240	16	-	-	-	-	34,885,530	$34,885	$(274,231)	$94,045,069	$(14,654,592)	$79,151,311
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	850,858	-	850,858
Common stock issued for services	-	-	-	-	-	-	-	-	1,941,789	1,942	-	(1,942)	-	-
Exercise of prefunded warrants for common stock	-	-	-	-	-	-	-	-	500,000	500	-	(500)	-	-
Preferred Series A declared but not issued for dividend	-	-	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Preferred Series A converted to common stock	(871)	(1)	-	-	-	-	-	-	20,042	20	-	(19)	-	-
Preferred Series D converted to common stock	-	-	(2,296)	(2)	-	-	-	-	2,296,265	2,296	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,468,357)	(5,468,357)
BALANCE – June 30, 2026	163,767	163	13,914	14	-	-	-	-	39,643,626	$39,643	$(274,231)	$94,891,169	$(20,122,949)	$74,533,809

	Preferred stock				Class A-1		Class A-2
	Series A		Series D		Units		Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Members’ Equity
BALANCE — January 13, 2025	-	-	-	$-	-	-	-	-	-	$-	-	$-	$-	$-

Issuance of Class A-1 Units	-	-	-	-	11,215,625	17,945,000	-	-	-	-	-	-	-	17,945,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(308,595)	(308,595)

BALANCE — March 31, 2025	-	-	-	-	11,215,625	17,945,000	-	-	-	-	$-	$-	$(308,595)	$17,636,405
Proceeds from issuance of Class A-2 Units, net of issuance costs and escrow fees	-	-	-	-	-	-	5,974,556	10,422,402	-	-	-	-	-	10,422,402
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,529,230)	(1,529,230)
BALANCE - June 30, 2025	-	-	-	-	11,215,625	17,945,000	5,974,556	10,422,402	-	-	-	-	$(1,837,825)	$26,529,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net loss	$(11,620,064)	$(1,837,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,574,585	2,352,011
Stock based compensation	2,006,924	-
Digital asset mining revenue	(4,092,987)	(2,088,212)
Net unrealized and realized (gain) loss on digital assets	2,481,598	(71,482)
Impairment of capitalized software	60,092	-
Changes in operating assets and liabilities:
Prepaid expense	(108,694)	(60,691)
Other assets	-	(686,893)
Other receivables	(16,873)	-
Accounts payable and accrued expenses	(276,198)	55,820
Net cash used in operating activities	(4,991,617)	(2,337,272)

Cash flows from investing activities:
Purchase of equipment	-	(17,423,650)
Payments for deposits on equipment	-	(7,029,862)
Proceeds from sale of digital assets	56,520	465,444
Net cash provided by (used in) investing activities	56,520	(23,988,068)

Cash flows from financing activities:
Proceeds from public offering, net of issuance cost	17,899,700	-
Proceeds long term debt, net of discount	-	5,250,000
Prepayments of long term debt		(3,500,000)
Proceeds from issuance of Class A-1 Units	-	17,945,000
Proceeds from issuance of Class A-2 Units	-	10,422,402
Net cash provided by financing activities	17,899,700	30,117,402

Net increase in cash	12,964,603	3,792,062

Cash, beginning of period	38,919,486	-

Cash, end of period	$51,884,089	$3,792,062

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$176,512
Cash paid for taxes	$-	$-
Supplemental disclosures of non-cash financing activities:
Preferred Series A shares issued for dividends	$6	$-
Preferred Series A shares converted for common stock	$1	$-
Preferred Series D shares converted for common stock	$2	$-
Common stock issued for services	$1,942	$-
Exercise of prefunded warrants for common stock	$500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Datacentrex, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Note 1 – Business Organization and Nature of Operations

Datacentrex (“DTCX” or the “Company”), was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located Salt Lake City, Utah. The Company is a digital asset mining company focused on mining Dogecoin (“DOGE”) and Litecoin (“LTC”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Datacentrex, Inc. and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s annual report Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. The Company’s financial statements have been prepared on a consolidated basis and as of June 30, 2026, and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025 include the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2026, and December 31, 2025, the Company’s cash and cash equivalents consisted of $51,884,089 and $38,919,486, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2026, and December 31, 2025, the uninsured balances amounted to $51,634,089 and $37,914,117, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit. The Company has not experienced any such losses.

Digital Assets

The Company holds digital assets classified as indefinite-lived intangible assets in accordance with Accounting Standard Update (“ASU”) 2023-08, “Accounting for and Disclosure of Crypto Assets.” These crypto assets are measured at fair value on a recurring basis. As part of its scope assessment, the Company evaluated all digital assets held during the six months ended June 30, 2026, and the year ended December 31, 2025, respectively, to determine whether they meet the criteria for recognition under ASU 2023-08. Based on this assessment, the Company concluded that its holdings of Bitcoin, Dogecoin and other Litecoins are in-scope digital assets. These assets are actively traded, held in custodial arrangements with enforceable rights, and used in operations or treasury activities. Further, the Company noted there are no digital assets that are not actively used, lack enforceable ownership rights, or are immaterial in value as of June 30, 2026 and December 31, 2025, respectively.

The Company determines the fair value of its in-scope digital assets using the market approach, primarily based on observable market prices in active exchanges. The valuation process considers relevant inputs such as exchange prices of similar digital assets, liquidity, and market depth. The fair value measurements are classified within Level 1 of the fair value hierarchy, as the inputs are quoted prices in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Company’s digital assets are recorded at a fair value of $5,985,071 and $4,430,202. During the three and six months ended June 30, 2026, the Company recognized a net unrealized and realized loss of $1,269,425 and $2,481,598, respectively and during the three and six months ended June 30, 2025 the Company recognized a net unrealized and realized gain of $72,381 and $71,482, respectively, in the condensed consolidated statements of operations and related to changes in fair value of digital assets. The Company continuously evaluates the fair value of its digital assets, considering market conditions and other factors that may impact valuation. There were no significant changes in the valuation techniques or inputs used during the reporting period.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three and six months ended June 30, 2026 the Company recognized $0 and $60,092, respectively, of impairment associated with its capitalized software and is included in general and administrative expense in the condensed consolidated statement of operations.

Prepaid Expenses and Other Assets

As of June 30, 2026 and December 31, 2025, the Company had $577,510 and $468,817, respectively, of prepaid expenses which primarily consisted of premiums on insurance policies and prepaid power charges associated with its locations. As of June 30, 2026 and December 31, 2025, the Company had $621,660 of other assets which primarily consisted of hosting deposits for its colocation locations. See Note 7 for further details on the Company’s colocation arrangements.

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

Capitalized Software Costs

The Company capitalizes certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our condensed consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires the Company to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. As of June 30, 2026, the Company determined impairment totaling $60,092 of its capitalized software costs was warranted.

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

Sales and Marketing

Sales and marketing expenses primarily include costs related to advertising and marketing programs. Sales and marketing costs are expensed as incurred and totaled $1,072 and $3,229 for three and six months ended June 30, 2026, respectively, and totaled $1,380 and $2,804 for three and six months ended June 30, 2025 and are included in general and administrative expenses on the condensed consolidated statement of operations.

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

As of June 30, 2026 and December 31, 2025, the Company had $274,231 in treasury stock, respectively.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2026 and December 31, 2025, 177,681 and 174,630 shares were issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. At June 30, 2026 and December 31, 2025, 39,643,626 and 30,375,530 shares were issued and outstanding, respectively.

Member Units

During the six months ending June 30, 2025, the Company issued 11,215,625 Class A -1 units for cash proceeds of $17,945,000 and 5,974,556 Class A-2 Units for cash proceeds of 10,422,402. There were no Member units outstanding as of June 30, 2026.

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

The computation of basic and diluted loss per share, for the six months ended June 30, 2026 and 2025, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,	June 30,
	2026	2025
Common shares issuable upon exercise of options	1,213,458	-
Common shares issuable upon conversion of RSUs	1,697,850
Common shares issuable upon exercise of warrants	455,888	-
Common shares issuable upon conversion of preferred stock	17,781,878	-
Total potentially dilutive shares	21,149,074	-

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

Note 3 – Digital Assets

The following table presents the Company’s significant digital assets holdings as of June 30, 2026:

	Quantity	Cost Basis	Fair Value
Dogecoin	21,691,484	$2,786,002	$1,561,476
Bitcoin	72	5,750,791	4,234,714
Litecoins	3,395	267,611	142,176
Other	14,196,757	47,368	46,705
Total		$8,851,772	$5,985,071

The following table presents the Company’s significant digital assets holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
Dogecoin	20,974,425	$4,217,383	$2,460,255
Bitcoin	19.11	2,001,246	1,671,955
Litecoins	3,198	279,023	245,508
Other	191,738,575	56,973	52,484
Total		$6,554,625	$4,430,202

The following table summarizes the Company’s digital asset activity for the six months indicated:

Six Months Ended June 30,
2026
Digital assets, December 31, 2025	$4,430,202
Digital asset mining revenue
Dogecoin	98,194
Bitcoin	3,978,676
Litecoins	15,930
Other litecoins	187
Digital asset sales	(56,520)
Net unrealized and realized loss, digital assets	(2,481,598)
Digital assets, June 30, 2026	$5,985,071

The following table presents a roll-forward of Bitcoin (“BTC”) for the six months ended June 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
BTC as of December 31, 2025	$1,671,955
Receipt of BTC from mining services	3,978,676
Proceeds from sale of BTC	(39,543)
Change in fair value of BTC	(1,376,374)
BTC as of June 30, 2026	$4,234,714

The following table presents a roll-forward of Dogecoin for the six months ended June 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Dogecoin as of December 31, 2025	$2,460,255
Receipt of Dogecoin from mining services	98,194
Proceeds from sale of Dogecoin	(15,780)
Change in fair value of Dogecoin	(981,193)
Dogecoin as of June 30, 2026	$1,561,476

Note 4 – Deposits on Equipment

The deposits for equipment represented advance payments for purchases of miner, high performance computing equipment and other equipment used in digital asset mining activity at the Colocation site. The Company initially recognizes deposits for equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for mining equipment to mining equipment when control is transferred to and obtained by the Company. At June 30, 2026 and December 31, 2025, the Company had deposits and advance payments of approximately $3,600,100, respectively, for mining equipment.

Note 5 – Equipment

As of June 30, 2026 and December 31, 2025, equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Mining equipment	$26,020,439	$26,020,439
Computer equipment	28,295	28,295
Total	26,048,734	26,048,734
Less: accumulated depreciation	(14,019,892)	(7,511,282)
Equipment, net	$12,028,842	$18,537,452

Depreciation expense for the three and six months ended June 30, 2026 totaled $3,254,234 and $6,508,610, respectively, and for three and six months ended June 30, 2025 totaled $2,162,531 and $2,352,011, respectively, and is included in operating expenses on the condensed consolidated statement of operations.

Note 6 – Capitalized Software

As of June 30, 2026 and December 31, 2025, capitalized software consisted of the following:

	June 30,	December 31,
	2026	2025
Capitalized software cost	$397,739	$457,830
Less: accumulated amortization	(259,612)	(193,637)
Capitalized software, net	$138,127	$264,193

Amortization expense for the three and six months ended June 30, 2026 totaled $33,092 and $65,975, respectively, and is included in operating expenses on the condensed consolidated statement of operations. There was no amortization expense for the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2026, the Company incurred $1,708,524 and $3,374,852, respectively, and for the three and six months ended June 30, 2025, the Company incurred $998,062 and $1,074,032, respectively, in colocation and hosting-related service expenses, which are included within cost of revenues in the accompanying condensed consolidated statements of operations.

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

As of June 30, 2026, the Company had 5,187,575 shares of common stock available for future issuance under the Plans.

A summary of the stock option activity for the six months ended June 30, 2026, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,173,458	$5.07	8.89	$-
Granted	60,000	2.00	9.65	$-
Exercised	-	-	-	$-
Forfeited	(20,000)	5.00	8.55	$-
Cancelled/Exchanged	-	-	-	$-
Outstanding at June 30, 2026	1,213,458	$4.92	8.45	$-
Exercisable at June 30, 2026	971,271	$4.91	8.48	$-

A summary of the stock options outstanding at June 30, 2026, is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$5.00	959,708	8.34	717,521
5.47	133,750	8.34	133,750
5.42	60,000	9.26	60,000
2.00	60,000	9.65	60,000
-	1,213,458	8.45	971,271

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $1.78 as of June 30, 2026.

The fair value of all options that vested during the three and six months ended June 30, 2026 was $115,765 and $358,514. Unrecognized compensation expense was $1,157,652 as of June 30, 2026.

In January 2026, 100,000 RSUs were granted to advisors to the Company. The RSUs will vest 50% immediately and 50% in July 2026.

In March 2026, 100,000 RSUs were granted to advisors to the Company. The RSUs vested immediately.

In April 2026, 70,000 RSUs were granted to the former Chief Financial Officer in accordance with the separation agreement. The RSUs vest immediately.

The Company determined the fair value of all the RSUs issued during the six months ended June 30, 2026 to be $529,150 based on the price of the most recent sale of common stock prior to each grant date for those RSU’s granted prior to the Listing Date, or the quoted market value on the date of issuance of the RSU’s granted after the Listing Date. As of June 30, 2026 there was unamortized stock-based compensation of approximately $4,281,021 which the Company expects to recognize over approximately 2 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units Issued	RSUs Granted	Weighted-Average Exercise Price
Restricted Stock Units at December 31, 2025	3,251,789	-
Granted	270,000	$1.96
Cancelled	-	-
Forfeited	-	-
Restricted stock units at June 30, 2026	3,521,789	-

Vesting Activity of Restricted Stock Units	RSUs	Weighted-Average Exercise Price
Unvested at December 31, 2025	1,647,850	-
Granted	270,000	$1.96
Cancelled	-	-
Vested	(220,000)	$2.03
Unvested at June 30, 2026	1,697,850	-

Note 9 – Warrants

A summary of the warrant activity for the six months ended June 30, 2026, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	455,888	$9.09	4.53	$-
Granted	5,575,000	0.01	-	$-
Exercised	(500,000)	0.01	-	-
Cancelled/Exchanged	-	-	-	-
Outstanding at June 30, 2026	5,530,888	$0.76	0.33	$8,982,750
Exercisable at June 30, 2026	5,530,888	$0.76	0.33	$8,982,750

A summary of the warrants outstanding at June 30, 2026, is as follows:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Warrants Exercisable
$2.00	5,075,000	-	5,075,000
6.00	65,000	4.01	65,000
6.25	40,888	3.34	40,888
10.00	350,000	4.12	350,000
-	5,530,888	0.33	5,530,888

The aggregate intrinsic value of outstanding stock warrants was $8,982,750, based on warrants with an exercise price less than the Company’s stock price of $1.78 as of June 30, 2026, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

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

In June 2025, the Company entered into a Secured Promissory note with a Fund for a principal sum of $1,900,000 less an original issue discount amount of $150,000. The original issue discount is amortized to maturity date by utilizing the effective interest method. The note is due December 24, 2025, however, if the Company closes on a financing with an institutional lender for an amount of net loan proceeds in excess of the total principal amount, ordinary interest, and late interest then outstanding; or a sale of all or substantially all the assets of the Company, then the Maturity Date shall accelerate to the date of such closing. As of December 31, 2025, the note was repaid in full.

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

As of June 30, 2026 prefunded warrants to purchase 5,075,000 shares of common stock remained outstanding. The prefunded warrants are exercisable at $0.01 per share, are subject to beneficial ownership limitations, and are classified as equity.

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

June 16, 2026 Series A Preferred Dividends

On June 16, 2026, the Company declared an aggregate of approximately 3,183 shares of Series A Preferred Stock as quarterly dividends due under the Series A Preferred Certificate of Designation. The shares were not issued as of June 30, 2026 and a liability has been recorded in accounts payable and accrued expenses.

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

Note 13 – Income Taxes

The Company did not provide for income taxes for the three and six months ended June 30, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

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

During the three and six months ended June 30, 2026, the Company paid IRTH an aggregate of $45,000 and $75,000, respectively, consisting of monthly fixed fees.

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

Note 15 – Subsequent Events

The Company evaluated subsequent events and transactions through the date the unaudited condensed consolidated financial statements were issued. Based on this evaluation, the Company determined that no subsequent events required adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

The following discussion reflects the operations of Doge and its successors for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The Company began the first quarter of 2025 with an initial deployment of approximately 1,500 Scrypt ASIC miners at a single colocation facility outside of the United States. Over the course of 2025, Doge deployed additional units in domestic colocation sites, relocated the original fleet of approximately 1,500 miners back to the United States and continued to deploy additional rigs. As of June 30, 2026, our total operating fleet consisted of 3,085 Scrypt ASIC miners deployed across four geographically diversified colocation facilities, all located in the United States with no material additions or removals during the quarter then ended.

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

We manage a treasury of digital assets and cash intended to preserve capital, maintain liquidity, and enhance long-term value creation. As of June 30, 2026, the Company held over $5.9 million in digital assets, comprising a mix of Bitcoin accumulated through hashrate marketplace settlement and unsold Dogecoin and Litecoin from pool-based mining. Management expects that future treasury concentration will favor Bitcoin over time, consistent with the Company’s hashrate marketplace monetization model in which settlement is typically received in Bitcoin.

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

Second Quarter FY26 Operational Highlights

Key operational highlights for the quarter ended June 30, 2026 include:

Fleet Scaling and Deployment. The Company began the second quarter of 2026 with a total operating fleet of 3,085 Scrypt ASIC miners deployed across four geographically diversified colocation facilities, all located in the United States. The fleet remained stable during the quarter, with no material additions or removals and no changes to colocation arrangements or contracted power capacity.

Hashrate and Power Capacity. As of June 30, 2026, the Company’s fleet of 3,085 operating Scrypt ASIC miners had an average nameplate capacity of approximately 14 GH/s per unit, representing aggregate deployed hashrate of approximately 43.2 TH/s at full uptime. The fleet’s average nameplate power consumption was approximately 3.95 kW per unit, representing approximately 12.5 MW of total deployed power capacity across the Company’s four colocation facilities.

Revenue and Financial Performance. For the quarter ended June 30, 2026, the Company generated revenues of approximately $1.9 million from digital asset mining operations, with cost of revenue of approximately $1.7 million and gross profit of approximately $0.2 million. The Company reported a net loss attributable to common stockholders of approximately $5.5 million, driven primarily by depreciation expense of $3.3 million on mining equipment (amortized over a two-year useful life), stock-based compensation of $0.8 million, and general and administrative expenses associated with operating as a public company. Adjusted EBITDA, which is defined as net loss, adjusted for impacts of interest expense, income tax provision or benefit and depreciation and amortization, and non-cash stock-based compensation was approximately $(1.3) million for the period, reflecting the impact of net realized and unrealized losses on digital assets held in treasury during the period.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2026 and 2025

The following table sets forth certain selected consolidated statements of operations data for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Revenues	$1,913,779	$1,928,587

Cost of Revenue	1,708,524	998,062

Gross Profit	205,255	930,525

Operating Expenses	5,001,465	2,355,630

Loss from Operations	(4,796,210)	(1,425,105)

Total Other Income (Expense)	(672,147)	(104,125)

Net Loss	$(5,468,357)	$(1,529,230)

Revenues

The Company generated revenues of $1,913,779 for the three months ended June 30, 2026, as compared to $1,928,587 for the three months ended June 30, 2025. Revenue was relatively consistent for the three months ended June 30, 2026 and 2025 due to steady levels of operating activity during both periods. Cryptocurrency mining revenues are significantly affected by volatility in digital asset prices, changes in the blockchain network hash rate, increases in the overall quantity and efficiency of rigs utilizing the Scrypt mining algorithm, and changes in the difficulty index associated with solving blocks on the blockchain.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2026 of approximately $1,708,524 consisted primarily of direct production costs of the mining operations, including utilities and fees paid to the Company’s colocation agreement hosts, but excluding depreciation and amortization, which are separately stated. By comparison, cost of revenue for the three months ended June 30, 2025 of approximately $998,062 consisted primarily of direct production costs of the mining operations, including utilities and fees paid to the Company’s colocation agreement hosts. The increase of $710,462 reflects the increased power rates of the Company’s deployed mining fleet.

Operating expenses

For the three months ended June 30, 2026 the Company incurred operating expenses of $5,001,465, consisting of general and administrative expenses of $863,281, depreciation and amortization of $3,287,326, and stock-based compensation of $850,858. General and administrative expenses primarily reflect legal, accounting, and other professional fees, payroll and outside consultant fees, insurance, and public company compliance costs. Depreciation and amortization expense is primarily attributable to in-service mining equipment, which is amortized over a two-year useful life. Stock-based compensation reflects expense recognized under the Company’s equity incentive plan for eligible employees and directors. For the three months ended June 30, 2025 the Company incurred operating expenses of $2,355,630, consisting of general and administrative expenses of $193,099, depreciation and amortization of $2,162,531, and no stock-based compensation. The increase of $2,645,835 in operating expenses period over period is primarily attributable to increases in depreciation expense of $1,124,795 reflecting the substantially larger in-service mining fleet, stock-based compensation of $850,858, legal and accounting fees of approximately $254,000, and payroll and outside consultant fees of approximately $356,000.

Net Loss from operations

The Company realized a net loss from operations of $4,796,210 for the three months ended June 30, 2026, as compared to a net loss from operations of $1,425,105 for the three months ended June 30, 2025, which is attributed to the reasons stated above in the section “Operating Expenses.”

Other income (expense)

For the three months ended June 30, 2026, the Company had $672,147 in other expense, net. This included net unrealized and realized loss on digital assets of $1,269,425 and interest income, net, of $597,278. For the three months ended June 30, 2025, the Company had $104,125 in other expense, net, consisting of net unrealized and realized gain on digital assets of $72,381 and interest expense, net of $176,506.

Net Loss Before Income Taxes

The Company realized a net loss before income taxes of $5,468,357 for the three months ended June 30, 2026, as compared to $1,529,230 for the three months ended June 30, 2025. Our net losses were due to the reasons stated above in the preceding sections.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2026 and 2025

The following table sets forth certain selected consolidated statements of operations data for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Revenues	$4,092,987	$2,088,212

Cost of Revenue	3,374,852	1,074,032

Gross Profit	718,135	1,014,180

Operating Expenses	10,531,999	2,746,981

Loss from Operations	(9,813,864)	(1,732,801)

Total Other Income (Expense)	(1,806,200)	(105,024)

Net Loss	$(11,620,064)	$(1,837,825)

Revenues

The Company generated revenues of $4,092,987 for the six months ended June 30, 2026 as compared to $2,088,212 for the six months ended June 30, 2025. The increase of $2,004,775 was driven primarily growth in the number of deployed units and expanded capacity, as well as the Company’s transition during 2026 to the hashrate marketplace monetization model under which settlement is typically received in Bitcoin.

Cost of Revenue

Cost of revenue increased by $2,300,820, to $3,374,852 for the six months ended June 30, 2026, from $1,074,032 for the six months ended June 30, 2025. Consistent with the three-month comparison, the increase was primarily attributable to the expansion of the Company’s deployed mining fleet, increased power rates and increased operating activity during 2026.

Operating expenses

For the six months ended June 30, 2026 the Company incurred operating expenses of $10,531,999, consisting of general and administrative expenses of $1,950,490, depreciation and amortization of $6,574,585, and stock-based compensation of $2,006,924. For the six months ended June 30, 2025 the Company incurred operating expenses of $2,746,981, consisting of general and administrative expenses of $394,970, depreciation and amortization of $2,352,011, and no stock-based compensation. The increase of $7,785,018 in operating expenses period over period is primarily attributable to increases in depreciation expense of $4,222,574 reflecting the substantially larger in-service mining fleet, stock-based compensation of $2,006,924, legal and accounting fees of approximately $416,000, insurance cost of approximately $250,000 and payroll and outside consultant fees of approximately $700,000.

Net Loss from operations

The Company realized a net loss from operations of $9,813,864 for the six months ended June 30, 2026, as compared to a net loss from operations of $1,732,801 for the six months ended June 30, 2025, which is attributed to the reasons stated above in the section “Operating Expenses.”

Other income (expense)

For the six months ended June 30, 2026, the Company had $1,806,200 in other expense, net. This included net unrealized and realized loss on digital assets of $2,481,598, other income of $6,467, and interest income, net, of $668,931. For the six months ended June 30, 2025, the Company had $105,024 in other expense, net, consisting of net unrealized and realized gain on digital assets of $71,482 and interest expense, net of $176,506.

Net Loss Before Income Taxes

The Company realized a net loss before income taxes of $11,620,064 for the six months ended June 30, 2026, as compared to $1,837,825 for the six months ended June 30, 2025. Our net losses were due to the reasons stated above in the preceding sections.

Liquidity and capital resources

As of June 30, 2026, the Company had cash and cash equivalents of $51,884,089, stockholders’ equity of $74,533,809, and working capital of $58,145,080.

The Company’s accumulated deficit was $20,122,949 as of June 30, 2026.

The Company used net cash in operating activities of $4,991,617 for the six months ended June 30, 2026. For the six months ended June 30, 2026, operating cash flows were impacted by depreciation and amortization of $6,574,585, stock-based compensation of $2,006,924, digital asset mining revenue of $4,092,987, net unrealized and realized loss on digital assets of $2,481,598, impairment of capitalized software of $60,092, increase in prepaid expense of $108,694, increase in other receivables of $16,873, and decrease in accounts payable and accrued expenses of $276,198.

By comparison, the Company used net cash in operating activities of $2,337,272 for the six months ended June 30, 2025. For the six months ended June 30, 2025, operating cash flows were impacted by depreciation and amortization of $2,352,011, digital asset mining revenue of $2,088,212, net unrealized and realized gain on digital assets of $71,482, increase in prepaid expense of $60,691, increase in other assets of $686,893, and increase in accounts payable and accrued expenses of $55,820.

Net cash provided by investing activities for the six months ended June 30, 2026 was $56,520 consisting of proceeds from the sale of digital assets. The Company did not purchase additional mining equipment or pay deposits on equipment to be received during the period.

By comparison, net cash used in investing activities for the six months ended June 30, 2025 was $23,988,068. During the six months ended June 30, 2025, the Company purchased $17,423,650 of mining equipment, paid $7,029,862 in deposits on mining equipment to be received, and received $465,444 in proceeds from sale of digital assets.

Cash provided by financing activities for the six months ended June 30, 2026 was $17,899,700, consisting of net proceeds from the Company’s March 2026 confidentially marketed public offering. The Company did not issue Class A-1 or Class A-2 Units during the six months ended June 30, 2026.

By comparison, cash provided by financing activities for the six months ended June 30, 2025 was $30,117,402, consisting of $5,250,000 of proceeds from long-term debt net of discount, repayments of long term debt of $3,500,000, $17,945,000 of proceeds from the issuance of Class A-1 Units and $10,422,402 of proceeds from the issuance of Class A-2 Units.

Capital Resources

June 30, 2026, we had cash and cash equivalents on hand of $51,884,089. We currently have minimal sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the six months ended June 30, 2026.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	144	$12
BTC Nicehash	BTC	54	3,978,676
Dingocoin	DINGO	708,596	10
Dogecoin	DOGE	717,060	98,194
Junkcoin	JKC	349	4
Luckycoin	LKY	1,471	150
Litecoin	LTC	197	15,930
Pepe	PEPE	803,659	5
Shibacoin	SHIC	1,249,627	6
		3,481,157	$4,092,987

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the six months ended June 30, 2025.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	9,554	$1,875
Dingocoin	DINGO	9,224,087	352
Dogecoin	DOGE	9,976,516	1,844,110
Junkcoin	JKC	12,637	374
Luckycoin	LKY	7,036	1,763
Litecoin	LTC	2,736	239,538
Pepe	PEPE	20,790,063	200
		40,022,629	$2,088,212

Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the six months ended June 30, 2026, the Company incurred approximately $3,374,852 of colocation and hosting-related service expenses, which are included in cost of revenue in the accompanying consolidated statements of operations.

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

Our board of directors and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items that impact the comparability of financial results from period to period. We believe each of these adjustments provides useful information to investors for the following reasons: (i) interest expense is excluded because it is a function of our financing arrangements and capital structure rather than our core operating performance, and its exclusion facilitates comparisons with companies that have different capital structures; (ii) depreciation and amortization is excluded because it is a non-cash charge that reflects the cost of capital assets acquired in prior periods and does not directly correspond to the current period operating performance of our mining operations, and its exclusion allows investors to evaluate operating results independent of the timing and magnitude of capital expenditures; and (iii) stock-based compensation expense is excluded because it is a non-cash charge that varies significantly based on the timing, size, and nature of equity awards granted, as well as factors such as stock price volatility and forfeiture rates, which are not directly related to our underlying operational performance, and its exclusion enables investors to compare our results with those of other companies that may utilize different forms and levels of employee compensation.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric as of the three months ended June 30, 2026 and June 30, 2025, are presented in the table below:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Net Loss	$(5,468,357)	$(1,529,230)

Depreciation	3,287,326	2,162,531

Stock based compensation	850,858	-

Interest expense	-	176,506

Adjusted EBITDA	$(1,330,173)	$809,807

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric as of the six months ended June 30, 2026 and June 30, 2025, are presented in the table below:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net Loss	$(11,620,064)	$(1,837,825)

Depreciation	6,574,585	2,352,011

Stock based compensation	2,006,924	-

Interest expense	-	176,506

Adjusted EBITDA	$(3,038,555)	$690,692

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

Commitments and Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the six months ended June 30, 2026, the Company incurred approximately $3,374,852 of colocation and hosting-related service expenses, which are included in cost of revenue in the accompanying consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Date: August 12, 2026	Datacentrex, Inc.

	By:	/s/ Parker Scott
	Name:	Parker Scott
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

