Form 10-Q
period 2026-09-30
Datacentrex, Inc.
filed 2026-11-10
CIK 1853825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 47,139,643 shares of the registrant’s common stock outstanding.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATACENTREX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$27,547,026	$38,919,486
Digital assets, at fair value	1,736,796	4,430,202
Other receivable	10,643	-
Prepaid expenses	454,205	468,817
Total current assets	29,748,670	43,818,505

Equipment, net	8,774,925	18,537,452
Capitalized software costs, net	116,683	264,193
Investment in ELNG Equity LLC	30,000,000	-
Deposits for equipment	3,600,100	3,600,100
Other assets	621,660	621,660
Total assets	$72,862,038	$66,841,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$268,055	$594,658
Total current liabilities	268,055	594,658

Commitments and Contingencies (Note 7)

Stockholders’ equity:

Preferred stock - Series A, $0.001 par value, $45.00 stated value, 1,000,000 shares authorized; 166,884 and 158,420 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	166	158
Preferred stock - Series D, $0.001 par value, $4.34 stated value, 1,000,000 shares authorized; 9,443 and 16,240 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	16

Common stock, $0.001 par value, 250,000,000 shares authorized; 47,139,643 and 30,375,530 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	47,139	30,375
Treasury stock, at cost – 59,191 shares	(274,231)	(274,231)
Additional paid in capital	95,552,451	74,993,819
Accumulated deficit	(22,731,551)	(8,502,885)
Total stockholders’ equity	72,593,983	66,247,252

Total liabilities and stockholders’ equity	$72,862,038	$66,841,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$1,736,681	$2,449,482	$5,829,668	$4,537,694

Cost of revenue	1,657,145	998,496	5,031,997	2,072,528

Gross profit	79,536	1,450,986	797,671	2,465,166

Operating Expenses:
General and administrative expenses	935,781	931,739	2,886,271	1,326,709
Depreciation and amortization	3,275,361	2,177,123	9,849,946	4,529,134
Stock based compensation	668,776	-	2,675,700	-
Total Operating Expenses	4,879,918	3,108,862	15,411,917	5,855,843

Loss From Operations	(4,800,382)	(1,657,876)	(14,614,246)	(3,390,677)

Other Income (Expense):
Net realized and unrealized gains (losses), digital assets	2,202,885	234,971	(278,713)	306,453
Net change in fair value of derivative	(314,100)	-	(314,100)	-
Other income	-	10,605	6,467	10,605
Interest income (expense), net	302,995	(118,612)	971,926	(295,118)
Total Other Income (Expense)	2,191,780	126,964	385,580	21,940

Net Loss Before Income Taxes	(2,608,602)	(1,530,912)	(14,228,666)	(3,368,737)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	$(2,608,602)	$(1,530,912)	$(14,228,666)	$(3,368,737)

Net Loss Per Common Share:
Basic	$(0.06)	$-	$(0.36)	$-
Diluted	$(0.06)	$-	$(0.36)	-

Weighted Average Common Shares Outstanding:
Basic	47,369,338	-	39,944,562	-
Diluted	47,369,338	-	39,944,562	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(UNAUDITED)

	Preferred stock				Class A-1		Class A-2
	Series A		Series D		Units		Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Stockholders’ Equity
BALANCE — December 31, 2025	158,420	$158	16,240	$16	-	-	-	-	30,375,530	$30,375	(274,231)	$74,993,819	$(8,502,885)	$66,247,252
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	1,156,066	-	1,156,066
Preferred Series A issued for dividends	6,218	6	-	-	-	-	-	-	-	-	-	(6)	-	-
Issuance of common stock issued for public offering, net of issuance cost	-	-	-	-	-	-	-	-	4,510,000	4,510	-	6,745,190	-	6,749,700
Issuance of prefunded warrants	-	-	-	-	-	-	-	-	-	-	-	11,150,000	-	11,150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,151,707)	(6,151,707)

BALANCE — March 31, 2026	164,638	164	16,240	16	-	-	-	-	34,885,530	$34,885	$(274,231)	$94,045,069	$(14,654,592)	$79,151,311
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	850,858	-	850,858
Common stock issued for services	-	-	-	-	-	-	-	-	1,941,789	1,942	-	(1,942)	-	-
Exercise of prefunded warrants for common stock	-	-	-	-	-	-	-	-	500,000	500	-	(500)	-	-
Preferred Series A declared but not issued for dividend	-	-	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Preferred Series A converted to common stock	(871)	(1)	-	-	-	-	-	-	20,042	20	-	(19)	-	-
Preferred Series D converted to common stock	-	-	(2,296)	(2)	-	-	-	-	2,296,265	2,296	-	(2,294)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,468,357)	(5,468,357)
BALANCE – June 30, 2026	163,767	163	13,944	14	-	-	-	-	39,643,626	$39,643	$(274,231)	$94,891,169	$(20,122,949)	$74,533,809
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	668,776	-	668,776
Exercise of prefunded warrants for common stock	-	-	-	-	-	-	-	-	2,995,000	2,995	-	(2,995)	-	-
Preferred Series A issued for dividends	3,117	3	-	-	-	-	-	-	-	-	-	-	-	3
Preferred Series A declared but not issued for dividend	-	-	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Preferred Series D converted to common stock	-	-	(4,501)	(5)	-	-	-	-	4,501,017	4,501	-	(4,496)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,608,602)	(2,608,602)
BALANCE — September 30, 2026	166,884	166	9,443	9	-	-	-	-	47,139,643	$47,139	$(274,231)	$95,552,451	$(22,731,551)	$72,593,983

	Preferred stock				Class A-1		Class A-2
	Series A		Series D		Units		Units		Common Stock			Additional		Total
	Shares	Shares Value	Shares	Shares Value	Units	Value	Units	Value	Shares	Shares Value	Treasury stock	Paid -In Capital	Accumulated Deficit	Stockholders’ Equity
BALANCE — January 13, 2025	-	-	-	$-	-	-	-	-	-	$-	-	$-	$-	$-

Issuance of Class A-1 Units	-	-	-	-	11,215,625	17,945,000	-	-	-	-	-	-	-	17,945,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(308,595)	(308,595)

BALANCE — March 31, 2025	-	-	-	-	11,215,625	17,945,000	-	-	-	-	$-	$-	$(308,595)	$17,636,405

Proceeds from issuance of Class A-2 Units, net of issuance costs and escrow fees	-	-	-	-	-	-	5,974,556	10,422,402	-	-	-	-	-	10,422,402
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,529,230)	(1,529,230)
BALANCE - June 30, 2025	-	-	-	-	11,215,625	17,945,000	5,974,556	10,422,402	-	-	-	-	$(1,837,825)	$26,529,577
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,530,912)	(1,530,912)
BALANCE — September 30, 2025	-	-	-	-	11,215,625	17,945,000	5,974,556	10,422,402	-	-	-	-	$(3,368,737)	$24,998,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATACENTREX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net loss	$(14,228,666)	$(3,368,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,849,946	4,529,134
Stock based compensation	2,675,700	-
Digital asset mining revenue	(5,829,668)	(4,537,694)
Net unrealized and realized loss (gain) on digital assets	278,713	(306,453)
Impairment of capitalized software	60,092	-
(Gain) loss on sale of equipment	-	395
Net change in fair value of derivative	314,100	-
Amortization of original issue discount	-	75,586
Changes in operating assets and liabilities:
Prepaid expense	14,611	(130,673)
Other assets	-	(793,665)
Other receivables	(10,643)	-
Accounts payable and accrued expenses	(640,706)	50,717
Net cash used in operating activities	(7,516,521)	(4,481,390)

Cash flows from investing activities:
Purchase of equipment	-	(23,803,630)
Payments for deposits on equipment	-	(6,063,982)
Proceeds from sale of equipment	-	29,990
Investment in ELNG Equity LLC	(30,000,000)	-
Proceeds from sale of digital assets	8,244,361	4,701,834
Net cash used in investing activities	(21,755,639)	(25,135,788)

Cash flows from financing activities:
Proceeds from public offering, net of issuance cost	17,899,700	-
Proceeds long term debt, net of discount	-	8,400,000
Prepayments of long term debt	-	(4,650,000)
Proceeds from issuance of Class A-1 Units	-	17,945,000
Proceeds from issuance of Class A-2 Units	-	10,422,402
Net cash provided by financing activities	17,899,700	32,117,402

Net (decrease) increase in cash	(11,372,460)	2,500,224

Cash, beginning of period	38,919,486	-

Cash, end of period	$27,547,026	$2,500,224

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$220,050	$220,774
Cash paid for taxes	$-	$-
Supplemental disclosures of non-cash financing activities:
Preferred Series A shares issued for dividends	$9	$-
Preferred Series A dividends declared but not issued	$3	$-
Preferred Series A shares converted for common stock	$1	$-
Preferred Series D shares converted for common stock	$7	$-
Common stock issued for services	$1,942	$-
Exercise of prefunded warrants for common stock	$3,495	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Datacentrex, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Note 1 – Business Organization and Nature of Operations

Datacentrex (“DTCX” or the “Company”) was incorporated on October 27, 2020, under the laws of the State of Nevada, and its headquarters is located in Salt Lake City, Utah. The Company is a digital asset mining company focused on mining Dogecoin (“DOGE”) and Litecoin (“LTC”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Datacentrex, Inc. and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and, in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. The Company’s financial statements as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, have been prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Significant estimates include estimates used in the accounting for digital assets, revenue recognition, useful lives of equipment and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

As of September 30, 2026, and December 31, 2025, the Company’s cash and cash equivalents consisted of $27,547,026 and $38,919,486, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2026, and December 31, 2025, the uninsured balances amounted to $27,297,026 and $37,914,117, respectively. There is a risk the Company may lose uninsured balances over the FDIC insurance limit. The Company has not experienced any such losses.

Digital Assets

The Company holds digital assets classified as indefinite-lived intangible assets in accordance with Accounting Standard Update (“ASU”) 2023-08, “Accounting for and Disclosure of Crypto Assets.” These crypto assets are measured at fair value on a recurring basis. As part of its scope assessment, the Company evaluated all digital assets held during the nine months ended September 30, 2026, and the year ended December 31, 2025, respectively, to determine whether they meet the criteria for recognition under ASU 2023-08. Based on this assessment, the Company concluded that its holdings of Bitcoin, Dogecoin and other Litecoins are in-scope digital assets. These assets are actively traded, held in custodial arrangements with enforceable rights, and used in operations or treasury activities. Further, the Company noted there are no digital assets that are not actively used, lack enforceable ownership rights, or are immaterial in value as of September 30, 2026 and December 31, 2025, respectively.

The Company determines the fair value of its in-scope digital assets using the market approach, primarily based on observable market prices in active exchanges. The valuation process considers relevant inputs such as exchange prices of similar digital assets, liquidity, and market depth. The fair value measurements are classified within Level 1 of the fair value hierarchy, as the inputs are quoted prices in active markets for identical assets. As of September 30, 2026 and December 31, 2025, the Company’s digital assets are recorded at a fair value of $1,736,796 and $4,430,202. During the three and nine months ended September 30, 2026, the Company recognized a net unrealized and realized gain of $2,202,885 and a net unrealized and realized loss of $278,713, respectively and during the three and nine months ended September 30, 2025 the Company recognized a net unrealized and realized gain of $234,971 and $306,453, respectively, in the condensed consolidated statements of operations and related to changes in fair value of digital assets. The Company continuously evaluates the fair value of its digital assets, considering market conditions and other factors that may impact valuation. There were no significant changes in the valuation techniques or inputs used during the reporting period.

Derivative Instruments

The Company, from time to time, sells call options on Bitcoin to a third-party counterparty and accounts for these written options as derivative instruments under ASC 815, Derivatives and Hedging. The options are not designated as hedging instruments. The premium received is recorded as a derivative liability at fair value on the trade date, and the options are remeasured at fair value at each reporting date, with changes in fair value recognized in Net change in fair value of derivative in the condensed consolidated statements of operations. See Note 3 – Digital Assets for further information.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2026, the Company recognized $0 and $60,092, respectively, of impairment associated with its capitalized software. This impairment is included in general and administrative expense in the condensed consolidated statement of operations.

Prepaid Expenses and Other Assets

As of September 30, 2026 and December 31, 2025, the Company had $454,205 and $468,817, respectively, of prepaid expenses which primarily consisted of premiums on insurance policies and prepaid power charges associated with its locations. As of September 30, 2026 and December 31, 2025, the Company had $621,660 of other assets which primarily consisted of hosting deposits for its colocation locations. See Note 7 for further details on the Company’s colocation arrangements.

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

Capitalized Software Costs

The Company capitalizes certain costs related to the development and enhancement of the Thumzup platform. In accordance with authoritative guidance, including ASC 350-40, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our condensed consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality that would generate additional revenue are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires the Company to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. As of September 30, 2026, the Company determined impairment totaling $60,092 of its capitalized software costs was warranted.

Common Unit Purchase Agreement

On August 27, 2026, the Company acquired 23,076,923 Class A Common Units of ELNG Equity LLC (“ELNG”), a Delaware limited liability company, representing approximately 12.27% of the outstanding Class A Common Units, for $30.0 million in cash. The Company’s rights are limited to customary minority investor protections, and the Company does not have board representation or substantive consent, veto, or policy-making rights. Based on these facts, including the concentration of approximately 87.7% of the same unit class held by another member, the Company concluded that it does not control ELNG under ASC 810 and that the presumption of more-than-minor influence under ASC 323-30 was overcome. Accordingly, the investment is accounted for as an equity security under ASC 321.

The ELNG Class A Common Units do not have a readily determinable fair value. The Company did not elect the fair value option under ASC 825 and elected the measurement alternative under ASC 321. Under the measurement alternative, the investment is measured at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of ELNG. As of September 30, 2026, the carrying amount of the investment was $30.0 million, plus any qualifying capitalized transaction costs, if applicable. No impairment or observable price adjustment was recognized from the acquisition date through September 30, 2026.

Revenue Recognition

The Company engages in digital asset mining utilizing the Scrypt hashing algorithm which falls outside of ASC 606, Revenue from Contracts with Customers.

The Company engages in the mining of digital assets, such as Litecoin (LTC) and Dogecoin (DOGE), primarily utilizing the Scrypt hashing algorithm. Scrypt is a cryptographic proof-of-work algorithm designed to be computationally and memory intensive, offering an alternative to the SHA-256 algorithm used in traditional Bitcoin mining.

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

Under Scrypt mining, there is no contract with a customer, as the mining rewards are granted by the decentralized blockchain protocol and not by a party entering into a contractual agreement. Therefore, revenue is recognized when control of the mined digital assets is obtained and transferred to a digital wallet, measured at the fair market value of the assets at the time of receipt. Fair value is based on a principal or most advantageous market, using observable market prices from reputable exchanges.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct production costs related to mining operations, including electricity costs, and other relevant costs paid to our hosting facilities in accordance with the colocation agreement.

Sales and Marketing

Sales and marketing expenses primarily include costs related to advertising and marketing programs. Sales and marketing costs are expensed as incurred and totaled $1,650 and $4,879 for the three and nine months ended September 30, 2026, respectively, and $0 and $2,804 for the three and nine months ended September 30, 2025, respectively. These costs are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Share-based Compensation

The Company maintains its 2024 Equity Incentive Plan, 2025 Equity Incentive Plan and 2025 Omnibus Equity Incentive Plan (collectively, the “Equity Plans”), under which the Company’s employees, officers, directors, and other eligible participants may be and have been awarded various types of share-based compensation, including options to purchase shares of the Company’s common stock, restricted stock units (“RSUs”), and other stock-based awards. Additionally, under the Equity Plans, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s board of directors or a duly authorized committee thereof.

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

See Note 8, Stock Awards, to the financial statements for further information regarding the Equity Plans, related share-based compensation expense, and assumptions used in determining fair value.

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

As of September 30, 2026 and December 31, 2025, the Company had $274,231 in treasury stock, respectively.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2026 and December 31, 2025, 176,327 and 174,660 shares were issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. At September 30, 2026 and December 31, 2025, 47,139,643 and 30,375,530 shares were issued and outstanding, respectively.

Member Units

During the nine months ending September 30, 2025, the Company issued 11,215,625 Class A -1 units for cash proceeds of $17,945,000 and 5,974,556 Class A-2 Units for cash proceeds of 10,422,402. There were no Member units outstanding as of September 30, 2026.

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

The computation of basic and diluted loss per share, for the nine months ended September 30, 2026 and 2025, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2026	2025
Common shares issuable upon exercise of options	1,213,458	-
Common shares issuable upon conversion of RSUs	1,647,850
Common shares issuable upon exercise of warrants	455,888	-
Common shares issuable upon conversion of preferred stock	13,280,861	-
Total potentially dilutive shares	16,598,057	-

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

Note 3 – Digital Assets

The following table presents the Company’s significant digital assets holdings as of September 30, 2026:

	Quantity	Cost Basis	Fair Value
Dogecoin	6,691,483	$2,008,692	$632,385
Bitcoin	11.60	1,014,486	969,642
Litecoins	1,745	202,562	117,206
Other	6,167,486	22,145	17,563
Total		$3,247,885	$1,736,796

The following table presents the Company’s significant digital assets holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
Dogecoin	20,974,425	$4,217,383	$2,460,255
Bitcoin	19.11	2,001,246	1,671,955
Litecoins	3,198	279,023	245,508
Other	191,738,575	56,973	52,484
Total		$6,554,625	$4,430,202

The following table summarizes the Company’s digital asset activity for the nine months indicated:

Nine Months Ended September 30,
2026
Digital assets, December 31, 2025	$4,430,202
Digital asset mining revenue
Dogecoin	98,194
Bitcoin	5,715,357
Litecoins	15,930
Other litecoins	187
Digital asset sales	(8,244,361)
Net unrealized and realized loss, digital assets	(278,713)
Digital assets, September 30, 2026	$1,736,796

The following table presents a roll-forward of Bitcoin (“BTC”) for the nine months ended September 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
BTC as of December 31, 2025	$1,671,955
Receipt of BTC from mining services	5,715,357
Proceeds from sale of BTC	(6,512,591)
Change in fair value of BTC	94,921
BTC as of September 30, 2026	$969,642

The following table presents a roll-forward of Dogecoin for the nine months ended September 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Dogecoin as of December 31, 2025	$2,460,255
Receipt of Dogecoin from mining services	98,194
Proceeds from sale of Dogecoin	(1,653,409)
Change in fair value of Dogecoin	(272,655)
Dogecoin as of September 30, 2026	$632,385

Digital Asset Option Contracts

In April 2026, the Company entered into a Master Confirmation with FalconX Bravo, Inc. under which the Company may sell call options on Bitcoin for a premium. During the three months ended September 30, 2026, the Company entered into two such contracts. The Company accounts for these options as derivatives not designated as hedges, measured at fair value with changes recognized in net change in fair value of derivative. For the three and nine months ended September 30, 2026, the Company recognized a net loss of $314,100 on these contracts. No options were outstanding at September 30, 2026.

Note 4 – Deposits on Equipment

The deposits for equipment represented advance payments for purchases of miner, high performance computing equipment and other equipment used in digital asset mining activity at the Colocation site. The Company initially recognizes deposits for equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for mining equipment to mining equipment when control is transferred to and obtained by the Company. At September 30, 2026 and December 31, 2025, the Company had deposits and advance payments of approximately $3,600,100, respectively, for mining equipment.

Note 5 – Equipment

As of September 30, 2026 and December 31, 2025, equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
Mining equipment	$26,020,439	$26,020,439
Computer equipment	28,295	28,295
Total	26,048,734	26,048,734
Less: accumulated depreciation	(17,273,809)	(7,511,282)
Equipment, net	$8,774,925	$18,537,452

Depreciation expense for the three and nine months ended September 30, 2026 totaled $3,253,917 and $9,762,527, respectively, and for three and nine months ended September 30, 2025 totaled $2,177,123 and $4,529,134, respectively, and is included in operating expenses on the condensed consolidated statement of operations.

Note 6 – Capitalized Software

As of September 30, 2026 and December 31, 2025, capitalized software consisted of the following:

	September 30,	December 31,
	2026	2025
Capitalized software cost	$397,739	$457,830
Less: accumulated amortization	(281,056)	(193,637)
Capitalized software, net	$116,683	$264,193

Amortization expense for the three and nine months ended September 30, 2026 totaled $21,444 and $87,419, respectively, and is included in operating expenses on the condensed consolidated statement of operations. There was no amortization expense for the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2026, the Company incurred $1,657,145 and $5,031,997, respectively, and for the three and nine months ended September 30, 2025, the Company incurred $998,496 and $2,072,528, respectively, in colocation and hosting-related service expenses, which are included within cost of revenues in the accompanying condensed consolidated statements of operations.

Note 8 – Stock Awards

Thumzup’s stockholders approved Thumzup’s 2024 Equity Incentive Plan in May 2024, amending it in July 2024 to increase the number of shares reserved for issuance thereunder to 2,000,000, and approved Thumzup’s 2025 Equity Incentive Plan in April 2025 with an additional 2,000,000 shares reserved for issuance thereunder. In December 2025, the Company’s stockholders approved the 2025 Omnibus Equity Incentive Plan. The number of shares reserved for issuance under the plan is 7,000,000. The equity plans approved by the stockholders are collectively referred to as the “Plans.”

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

As of September 30, 2026, the Company had 5,187,575 shares of common stock available for future issuance under the Plans.

A summary of the stock option activity for the nine months ended September 30, 2026, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,173,458	$5.07	8.89	$-
Granted	60,000	2.00	9.65	$-
Exercised	-	-	-	$-
Forfeited	(20,000)	5.00	8.55	$-
Cancelled/Exchanged	-	-	-	$-
Outstanding at September 30, 2026	1,213,458	$4.92	8.20	$-
Exercisable at September 30, 2026	994,708	$4.91	8.22	$-

A summary of the stock options outstanding at September 30, 2026, is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$5.00	959,708	8.09	740,958
5.47	133,750	8.09	133,750
5.42	60,000	9.01	60,000
2.00	60,000	9.40	60,000
-	1,213,458	8.20	994,708

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $1.80 as of September 30, 2026.

The fair value of all options that vested during the three and nine months ended September 30, 2026 was $115,765 and $474,279, respectively. Unrecognized compensation expense was $1,041,887 as of September 30, 2026.

In January 2026, 100,000 RSUs were granted to advisors to the Company. The RSUs vested 50% immediately and 50% in July 2026.

In March 2026, 100,000 RSUs were granted to advisors to the Company. The RSUs vested immediately.

In April 2026, 70,000 RSUs were granted to the former Chief Financial Officer in accordance with the separation agreement. The RSUs vested immediately.

The Company determined the fair value of all the RSUs issued during the nine months ended September 30, 2026 to be $529,150 based on the price of the most recent sale of common stock prior to each grant date for those RSUs granted prior to the Listing Date, or the quoted market value on the date of issuance of the RSUs granted after the Listing Date. As of September 30, 2026, there was unamortized stock-based compensation of approximately $3,728,011, which the Company expects to recognize over approximately 2 years.

The activity related to RSUs is summarized as follows:

Restricted Stock Units Issued	RSUs Granted	Weighted-Average Grant-Date Fair Value
Restricted Stock Units at December 31, 2025	3,251,789	-
Granted	270,000	$1.96
Cancelled	-	-
Forfeited	-	-
Restricted stock units at September 30, 2026	3,521,789	-

Vesting Activity of Restricted Stock Units	RSUs	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2025	1,647,850	-
Granted	270,000	$1.96
Cancelled	-	-
Vested	(270,000)	$1.96
Unvested at September 30, 2026	1,647,850	-

Note 9 – Warrants

A summary of the warrant activity for the nine months ended September 30, 2026, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	455,888	$9.09	4.53	$-
Granted	5,575,000	0.01	-	$-
Exercised	(3,495,000)	0.01	-	-
Cancelled/Exchanged	-	-	-	-
Outstanding at September 30, 2026	2,535,888	$1.64	0.68	$3,723,200
Exercisable at September 30, 2026	2,535,888	$1.64	0.68	$3,723,200

A summary of the warrants outstanding at September 30, 2026, is as follows:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Life	Warrants Exercisable
$0.01	2,080,000	-	2,080,000
6.00	65,000	3.76	65,000
6.25	40,888	3.08	40,888
10.00	350,000	3.87	350,000
-	2,535,888	0.68	2,535,888

The aggregate intrinsic value of outstanding stock warrants was $3,723,200, based on warrants with an exercise price less than the Company’s stock price of $1.80 as of September 30, 2026, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

Note 10- Secured Promissory Notes

In February 2025, the Company entered into a secured promissory note for a principal sum of $2,150,000 that bore interest at 10% and matured on August 21, 2025. As of December 31, 2025, the note was repaid in full.

In March 2025, the Company entered into a secured promissory note for a principal sum of $2,000,000 that bore interest at 10% and matured on April 26, 2025. As of December 31, 2025, the note was repaid in full.

In June 2025, the Company entered into a secured promissory note with a fund for a principal sum of $1,900,000 less an original issue discount amount of $150,000. The original issue discount was amortized to the maturity date using the effective interest method. The note was due on December 24, 2025; however, its terms provided that if the Company closed on a financing with an institutional lender for an amount of net loan proceeds in excess of the total principal amount, ordinary interest, and late interest then outstanding, or on a sale of all or substantially all the assets of the Company, the maturity date would accelerate to the date of such closing. As of December 31, 2025, the note was repaid in full.

In September 2025, the Company entered into a secured promissory note for a principal sum of $2,500,000. The note was due on September 24, 2026; however, its terms provided that if the Company consummated the planned merger through the purchase agreement between the Company and Thumzup Media Corporation, the maturity date would accelerate to the date of such closing. As of December 31, 2025, the note was repaid in full.

Note 11 – Stockholders’ Equity

Public Offering

On March 26, 2026, the Company entered into a placement agency agreement with Dominari Securities LLC, pursuant to which we sold directly to investors, in a best efforts offering, an aggregate of (i) 4,510,000 shares of common stock at $2.00 per share and (ii) pre-funded warrants to purchase up to an aggregate of 5,575,000 shares of common stock at $1.99 per pre-funded warrant. The securities were offered and sold by the Company pursuant to our effective registration statement on Form S-3 (File No. 333-286951). The closing of the offering occurred on March 31, 2026 and the gross proceeds from the offering were approximately $20.2 million, before deducting placement agent fees and expenses and estimated offering expenses totaling $2,270,300. The funds associated with the warrants were received in full as of April 2, 2026.

As of September 30, 2026, pre-funded warrants to purchase 2,080,000 shares of common stock remained outstanding. The pre-funded warrants are exercisable at $0.01 per share, are subject to beneficial ownership limitations, and are classified as equity.

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

June 16, 2026 Series A Preferred Dividends

On June 16, 2026, the Company declared an aggregate of approximately 3,117 shares of Series A Preferred Stock as quarterly dividends due under the Series A Preferred Certificate of Designation. The shares were issued during the three months ended September 30, 2026.

September 16, 2026 Series A Preferred Dividends

On September 16, 2026, the Company declared an aggregate of approximately 3,183 shares of Series A Preferred Stock as quarterly dividends due under the Series A Preferred Certificate of Designation. The shares were not issued as of September 30, 2026 and a liability has been recorded in accounts payable and accrued expenses.

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

Series D Convertible Preferred Stock

In connection with the Merger, the Company designated 16,240 shares of Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred”). Each share of Series D Preferred is convertible at any time at the option of the holder into 1,000 shares of common stock, subject to a beneficial ownership limitation of 4.99% (which a holder may increase to up to 9.99% on 61 days’ notice) and to customary adjustments for stock splits, stock dividends and similar events. Holders are entitled to dividends only when dividends are paid on the common stock, on an as-converted basis and in the same form. The Series D Preferred has no voting rights except as required by law and for approval of certain changes that adversely affect the series. In a liquidation, dissolution or winding up, holders are entitled to receive, after the holders of Series A Preferred Convertible Voting Stock, $1.00 per share, and thereafter participate pari passu with the holders of common stock on an as-converted basis. Shares that are converted are canceled and are not reissued as Series D Preferred.

During the nine months ended September 30, 2026, holders converted approximately 6,797 shares of Series D Preferred into 6,797,282 shares of common stock.

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

Note 13 – Income Taxes

The Company did not provide for income taxes for the three and nine months ended September 30, 2026 and 2025, since there was a loss and a full valuation allowance against all deferred tax assets.

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

During the three and nine months ended September 30, 2026, the Company paid IRTH an aggregate of $295,000 and $370,000, respectively, consisting of monthly fixed fees and a corporate branding service.

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

The following discussion reflects the operations of Doge and its successors for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. The Company began the first quarter of 2025 with an initial deployment of approximately 1,500 Scrypt ASIC miners at a single colocation facility outside of the United States. Over the course of 2025, Doge deployed additional units in domestic colocation sites, relocated the original fleet of approximately 1,500 miners back to the United States and continued to deploy additional rigs. As of September 30, 2026, our total operating fleet consisted of 3,085 Scrypt ASIC miners deployed across four geographically diversified colocation facilities, all located in the United States with no material additions or removals during the quarter then ended.

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

We manage a treasury of digital assets and cash intended to preserve capital, maintain liquidity, and enhance long-term value creation. As of September 30, 2026, the Company held over $1.7 million in digital assets, comprising a mix of Bitcoin accumulated through hashrate marketplace settlement and unsold Dogecoin and Litecoin from pool-based mining. Management expects that future treasury concentration will favor Bitcoin over time, consistent with the Company’s hashrate marketplace monetization model in which settlement is typically received in Bitcoin.

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

The Company’s operations are principally conducted remotely at various data centers throughout the United States. The Company’s principal address is 470 W 200 N STE 18, Salt Lake City, UT 84103 and its telephone number is (800) 403-6150. The Company’s website address is www.datacentrex.com. The information provided on the Company’s website or connected thereto does not constitute part of, and is not incorporated by reference into, this quarterly report on Form 10-Q.

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

The Company currently operates under four colocation arrangements that provide access to electric power sourced from the Electric Reliability Council of Texas (ERCOT) grid, the Midcontinent Independent System Operator (MISO) grid, and the Georgia Power grid, respectively. These arrangements allow Datacentrex to diversify geographic exposure, grid risk, and operational dependencies while supporting deployment of its existing fleet. Hosting arrangements expose the Company to counterparty risk, including the risk that a hosting provider fails to perform its obligations, experiences operational disruptions, or becomes financially distressed. Hosting agreements may also include provisions related to curtailment, maintenance windows, capacity constraints, or other operational limitations that can affect uptime and revenue.

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

Third Quarter FY26 Operational Highlights

Key operational highlights for the quarter ended September 30, 2026 include:

Fleet Scaling and Deployment. The Company began the third quarter of 2026 with a total operating fleet of 3,085 Scrypt ASIC miners deployed across four geographically diversified colocation facilities, all located in the United States. The fleet remained stable during the quarter, with no material additions or removals and no changes to colocation arrangements or contracted power capacity.

Hashrate and Power Capacity. As of September 30, 2026, the Company’s fleet of 3,085 operating Scrypt ASIC miners had an average nameplate capacity of approximately 14 GH/s per unit, representing aggregate deployed hashrate of approximately 43.2 TH/s at full uptime. The fleet’s average nameplate power consumption was approximately 3.95 kW per unit, representing approximately 12.2 MW of total deployed power capacity across the Company’s four colocation facilities.

Revenue and Financial Performance. For the quarter ended September 30, 2026, the Company generated revenues of approximately $1.7 million from digital asset mining operations, with cost of revenue of approximately $1.7 million and gross profit of approximately $0.1 million. The Company reported a net loss attributable to common stockholders of approximately $2.6 million, driven primarily by depreciation expense of $3.3 million on mining equipment (amortized over a two-year useful life), stock-based compensation of $0.7 million, and general and administrative expenses associated with operating as a public company. Adjusted EBITDA, which is defined as net loss, adjusted for impacts of interest expense, income tax provision or benefit and depreciation and amortization, and non-cash stock-based compensation was approximately $1.3 million for the period, reflecting the impact of net realized and unrealized gains on digital assets held in treasury during the period.

Our results are primarily driven by realized revenue rates per unit of hashrate deployed, power costs and facility-level economics, fleet uptime and operational execution, hardware supply and replacement cycle dynamics, digital asset market conditions, and treasury and capital allocation decisions. For a further discussion of these key operating inputs, see “Key Factors that Affect Operating Results — Key Operating Inputs” above and the discussion of results of operations below.

RESULTS OF OPERATIONS

Three months ended September 30, 2026 and 2025

The following table sets forth certain selected consolidated statements of operations data for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Revenues	$1,736,681	$2,449,482

Cost of Revenue	1,657,145	998,496

Gross Profit	79,536	1,450,986

Operating Expenses	4,879,918	3,108,862

Loss from Operations	(4,800,382)	(1,657,876)

Total Other Income (Expense)	2,191,780	126,964

Net Loss	$(2,608,602)	$(1,530,912)

Revenues

The Company generated revenues of $1,736,681 for the three months ended September 30, 2026, as compared to $2,449,482 for the three months ended September 30, 2025. Revenue decreased by $712,801, or approximately 29%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Cryptocurrency mining revenues are significantly affected by volatility in digital asset prices, changes in the blockchain network hash rate, increases or decreases in the overall quantity and efficiency of rigs utilizing the Scrypt mining algorithm, and changes in the difficulty index associated with solving blocks on the blockchain.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2026 of approximately $1,657,145 consisted primarily of direct production costs of the mining operations, including utilities and fees paid to the Company’s colocation agreement hosts, but excluding depreciation and amortization, which are separately stated. By comparison, cost of revenue for the three months ended September 30, 2025 of approximately $998,496 consisted primarily of direct production costs of the mining operations, including utilities and fees paid to the Company’s colocation agreement hosts. The increase of $658,649 reflects the increased number of units of the Company’s deployed mining fleet.

Operating expenses

For the three months ended September 30, 2026 the Company incurred operating expenses of $4,879,918, consisting of general and administrative expenses of $935,781, depreciation and amortization of $3,275,361, and stock-based compensation of $668,776. General and administrative expenses primarily reflect legal, accounting, and other professional fees, payroll and outside consultant fees, insurance, and public company compliance costs. Depreciation and amortization expense is primarily attributable to in-service mining equipment, which is amortized over a two-year useful life. Stock-based compensation reflects expense recognized under the Company’s equity incentive plan for eligible employees and directors. For the three months ended September 30, 2025 the Company incurred operating expenses of $3,108,862, consisting of general and administrative expenses of $931,739, depreciation and amortization of $2,177,123, and no stock-based compensation. The increase of $1,771,056 in operating expenses period over period is primarily attributable to increases in depreciation expense of $1,098,238 reflecting the substantially larger in-service mining fleet, stock-based compensation of $668,776 and general and administrative expenses of $4,042.

Net Loss from operations

The Company realized a net loss from operations of $4,800,382 for the three months ended September 30, 2026, as compared to a net loss from operations of $1,657,876 for the three months ended September 30, 2025, which is attributed to the reasons stated above in the section “Operating Expenses.”

Other income (expense)

For the three months ended September 30, 2026, the Company had $2,191,780 in other income, net. This included net unrealized and realized gain on digital assets of $2,202,885, a net loss from the change in fair value of derivative of $314,100, and interest income, net, of $302,995. For the three months ended September 30, 2025, the Company had $126,964 in other income, net, consisting of net unrealized and realized gain on digital assets of $234,971, other income of $10,605 and interest expense, net of $118,612.

Net Loss Before Income Taxes

The Company realized a net loss before income taxes of $2,608,602 for the three months ended September 30, 2026, as compared to $1,530,912 for the three months ended September 30, 2025. Our net losses were due to the reasons stated above in the preceding sections.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2026 and 2025

The following table sets forth certain selected consolidated statements of operations data for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Revenues	$5,829,668	$4,537,694

Cost of Revenue	5,031,997	2,072,528

Gross Profit	797,671	2,465,166

Operating Expenses	15,411,917	5,855,843

Loss from Operations	(14,614,246)	(3,390,677)

Total Other Income (Expense)	385,580	21,940

Net Loss	$(14,228,666)	$(3,368,737)

Revenues

The Company generated revenues of $5,829,668 for the nine months ended September 30, 2026 as compared to $4,537,694 for the nine months ended September 30, 2025. The increase of $1,291,974 was driven primarily by growth in the number of deployed units and expanded capacity, as well as the Company’s transition during 2026 to the hashrate marketplace monetization model under which settlement is typically received in Bitcoin.

Cost of Revenue

Cost of revenue increased by $2,959,469, to $5,031,997 for the nine months ended September 30, 2026, from $2,072,528 for the nine months ended September 30, 2025. Consistent with the three-month comparison, the increase was primarily attributable to the expansion of the Company’s deployed mining fleet, and increased operating activity during 2026.

Operating expenses

For the nine months ended September 30, 2026 the Company incurred operating expenses of $15,411,917, consisting of general and administrative expenses of $2,886,271, depreciation and amortization of $9,849,946, and stock-based compensation of $2,675,700. For the nine months ended September 30, 2025 the Company incurred operating expenses of $5,855,843, consisting of general and administrative expenses of $1,326,709, depreciation and amortization of $4,529,134, and no stock-based compensation. The increase of $9,556,074 in operating expenses period over period is primarily attributable to increases in depreciation expense of $5,320,812 reflecting the substantially larger in-service mining fleet, stock-based compensation of $2,675,700 and general and administrative expenses of $1,559,562.

Net Loss from operations

The Company realized a net loss from operations of $14,614,246 for the nine months ended September 30, 2026, as compared to a net loss from operations of $3,390,677 for the nine months ended September 30, 2025, which is attributed to the reasons stated above in the section “Operating Expenses.”

Other income (expense)

For the nine months ended September 30, 2026, the Company had $385,580 in other income, net. This included net unrealized and realized loss on digital assets of $278,713, a net loss from the change in fair value of derivative of $314,100, other income of $6,467, and interest income, net, of $971,926. For the nine months ended September 30, 2025, the Company had $21,940 in other income, net, consisting of net unrealized and realized gain on digital assets of $306,453, other income of $10,605 and interest expense, net of $295,118.

Net Loss Before Income Taxes

The Company realized a net loss before income taxes of $14,228,666 for the nine months ended September 30, 2026, as compared to $3,368,737 for the nine months ended September 30, 2025. Our net losses were due to the reasons stated above in the preceding sections.

Liquidity and capital resources

As of September 30, 2026, the Company had cash and cash equivalents of $27,547,026, stockholders’ equity of $72,593,983, and working capital of $29,480,615.

The Company’s accumulated deficit was $22,731,551 as of September 30, 2026.

The Company used net cash in operating activities of $7,516,521 for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, operating cash flows were impacted by depreciation and amortization of $9,849,946, stock-based compensation of $2,675,700, digital asset mining revenue of $5,829,668, net unrealized and realized loss on digital assets of $278,713, net change in fair value of derivative of $314,100, impairment of capitalized software of $60,092, decrease in prepaid expense of $14,611, increase in other receivables of $10,643, and decrease in accounts payable and accrued expenses of $640,706, which included the cash settlement of the derivative liability.

By comparison, the Company used net cash in operating activities of $4,481,390 for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, operating cash flows were impacted by depreciation and amortization of $4,529,134, digital asset mining revenue of $4,537,694, net unrealized and realized gain on digital assets of $306,453, amortization of original issue discount of $75,586, increase in prepaid expense of $130,673, increase in other assets of $793,665, and increase in accounts payable and accrued expenses of $50,717.

Net cash used in investing activities for the nine months ended September 30, 2026 was $21,755,639 consisting of the $30.0 million investment in ELNG Class A Common Units, partially offset by $8,244,361 of proceeds from the sale of digital assets. The Company did not purchase additional mining equipment or pay deposits on equipment to be received during the period.

By comparison, net cash used in investing activities for the nine months ended September 30, 2025 was $25,135,788. During the nine months ended September 30, 2025, the Company purchased $23,803,630 of mining equipment, paid $6,063,982 in deposits on mining equipment to be received, and received $29,990 in proceeds from the sale of equipment and $4,701,834 in proceeds from the sale of digital assets.

Cash provided by financing activities for the nine months ended September 30, 2026 was $17,899,700, consisting of net proceeds from the Company’s March 2026 confidentially marketed public offering. The Company did not issue Class A-1 or Class A-2 Units during the nine months ended September 30, 2026.

By comparison, cash provided by financing activities for the nine months ended September 30, 2025 was $32,117,402, consisting of $8,400,000 of proceeds from long-term debt net of discount, repayments of long term debt of $4,650,000, $17,945,000 of proceeds from the issuance of Class A-1 Units and $10,422,402 of proceeds from the issuance of Class A-2 Units.

Capital Resources

As of September 30, 2026, we had cash and cash equivalents on hand of $27,547,026. We do not have any credit facilities such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

The ability to raise funds through equity or debt issuances or the conversion of cryptocurrency to maintain our operations is subject to many risks and uncertainties.

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the nine months ended September 30, 2026.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	144	$12
BTC Nicehash	BTC	78	5,715,357
Dingocoin	DINGO	708,596	10
Dogecoin	DOGE	717,060	98,194
Junkcoin	JKC	349	4
Luckycoin	LKY	1,471	150
Litecoin	LTC	197	15,930
Pepe	PEPE	803,659	5
Shibacoin	SHIC	1,249,627	6
		3,481,181	$5,829,668

The following table presents additional information about our cryptocurrency mining activities in coins and amounts during the nine months ended September 30, 2025.

Name	Abbreviation	Coins	Amount (USD)
Bells Coin	BEL	11,744	$2,272
Dingocoin	DINGO	18,246,362	726
Dogecoin	DOGE	19,678,707	3,992,175
Junkcoin	JKC	22,147	713
Luckycoin	LKY	10,296	2,603
Litecoin	LTC	5,425	537,042
Pepe	PEPE	31,591,325	316
Shibacoin	SHIC	82,775,827	1,847
		152,341,833	$4,537,694

Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the nine months ended September 30, 2026, the Company incurred approximately $5,031,997 of colocation and hosting-related service expenses, which are included in cost of revenue in the accompanying consolidated statements of operations.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the three months ended September 30, 2026 and September 30, 2025 are presented in the table below:

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Net Loss	$(2,608,602)	$(1,530,912)

Depreciation	3,275,361	2,177,123

Stock based compensation	668,776	-

Interest expense	-	123,737

Adjusted EBITDA	$1,335,535	$769,948

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the nine months ended September 30, 2026 and September 30, 2025 are presented in the table below:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Net Loss	$(14,228,666)	$(3,368,737)

Depreciation	9,849,946	4,529,134

Stock based compensation	2,675,700	-

Interest expense	220,050	300,249

Adjusted EBITDA	$(1,482,970)	$1,460,646

Inflation

The Company’s results of operations have not been affected by inflation and management cannot predict the impact, if any, inflation might have on its operations in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the accounting for digital assets, revenue recognition, useful lives of equipment and the valuation allowance related to deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. For a summary of significant accounting policies, refer to Note 2 Summary of Significant Accounting Policies in our Notes to consolidated financial statements included elsewhere herein.

Investment in ELNG. We account for our investment in ELNG Class A Common Units as an equity security under ASC 321 using the measurement alternative because it does not have a readily determinable fair value. The investment is carried at cost less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of ELNG. Applying this alternative requires judgment, including our conclusions that we do not control ELNG and that the presumption of more-than-minor influence was overcome, and, each reporting period, our qualitative assessment of whether impairment indicators exist (such as deterioration in ELNG’s financial condition, earnings or business prospects, or adverse changes in its industry) and whether any observable transactions are for identical or similar investments. An impairment or observable price change would be recognized in net loss and could be material because the investment represented approximately 41% of our total assets as of September 30, 2026.

Derivative instruments. We account for the Bitcoin call options that we write as derivatives measured at fair value, with changes in fair value recognized in net loss. The fair value of an open option depends on the spot price of Bitcoin, the strike price, the remaining term and expected volatility, and can change significantly with the price of Bitcoin, as occurred with the option we terminated in August 2026. No options were outstanding as of September 30, 2026.

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

Commitments and Contractual Obligations

The Company utilizes third-party data center facilities to support its digital asset mining operations. Specifically, the Company has entered into colocation and hosting services agreements with independent data center providers for the ongoing provision of rack space, electrical power capacity, network connectivity, and cooling infrastructure required to operate the Company’s mining hardware. For the nine months ended September 30, 2026, the Company incurred approximately $5,031,997 of colocation and hosting-related service expenses, which are included in cost of revenue in the accompanying consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A. Risk Factors.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on April 13, 2026 (“Annual Report”), as subsequently updated, amended or superseded by our other filings made with the SEC. Except as otherwise set forth herein, there have been no material changes in our risk factors from those previously disclosed in our Annual Report and other filings made with the SEC. You should carefully consider the risks in our filings with the SEC which could materially affect our business, financial condition or future results. The risks in our SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our Class A Common Units of ELNG Equity LLC are illiquid and subject to transfer restrictions, which may limit our ability to sell them to fund our business operations and expenses.

On August 28, 2026, we acquired 23,076,923 Class A Common Units of ELNG for an aggregate purchase price of approximately $30,000,000. The Class A Common Units are not publicly traded and have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws. The Common Unit Purchase Agreement governing our acquisition also restricts transfers of the Class A Common Units, including by requiring that transfers comply with applicable law and ELNG’s operating agreement.

We may need to sell these investments to fund our business operations and expenses or meet other obligations. However, the lack of a public trading market and applicable transfer restrictions may limit our ability to sell the Class A Common Units when needed or on favorable terms. There can be no assurance that we would be able to sell the Class A Common Units at their carrying value or at all, and a sale could require us to accept a significantly lower price and incur substantial transaction costs. Any inability to sell investments in a timely manner, or any sale at a substantial loss, could impair our ability to fund our business operations and meet our obligations and adversely affect our liquidity, financial condition and results of operations.

If we are deemed to be an investment company under the Investment Company Act, including as a result of our holdings of ELNG’s Class A Common Units, we may be subject to burdensome compliance requirements and restrictions on our activities that could adversely affect our business.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and cannot qualify for an applicable exclusion or exemption, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Among other things, the Investment Company Act generally defines an investment company to include an issuer that is engaged primarily in the business of investing, reinvesting or trading in securities, or that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an applicable exclusion or exemption is available. Our primary business is that of a digital infrastructure and capital deployment company that owns and operates PoW compute assets. However, our ownership of the Class A Common Units of ELNG could create a risk that we will be deemed an investment company under the Investment Company Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act or were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1#+	Common Unit Purchase Agreement, dated August 27, 2026, by and between Datacentrex, Inc. and ELNG Equity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission or its staff upon request.

+	Certain provisions and terms of this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the Company customarily and actually treats that information as private or confidential and the omitted information is not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026	Datacentrex, Inc.

	By:	/s/ Parker Scott
	Name:	Parker Scott
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

